Form 10QSB
period 1995-02-28
AMCOR CAPITAL CORP
filed 1995-04-14
CIK 831002

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number   0-17594

              AMCOR CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

          DELAWARE                       33-0329559
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

52300 ENTERPRISE WAY, COACHELLA, CALIFORNIA       92236
(Address of principal executive offices)        (Zip Code)

(619)398-9520
(Registrants telephone number, including zip code)

     Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]      No [ ]

The number of shares outstanding of issuer's only class of Common
Stock, $.002 par value, was 11,724,608 on April 14, 1995.

                    PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

        The consolidated financial statements included herein have been prepared by AMCOR Capital Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the nine-months ended August 31, 1994. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Due to the cyclical/seasonal nature of the Company's agribusiness/processing operations, with most revenues occurring during the Company's fourth quarter, the Company has elected to present its operating results on the basis of a full twelve-month period.


                            AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      February 28, 1995 and August 31, 1994

                           (Amounts in thousands)
                                            February 28
                                                1995        August 31,
                                            (Unaudited)        1994
                                             _________      _________
ASSETS
Current assets:
  Cash                                     $        67    $       384
  Accounts receivable, prepaids
     and accrued interest                          446            653
  Notes receivable                               5,189          2,000
  Advances and accounts receivable due
        from affiliated partnerships and
        related parties                          3,557          1,296
  Inventories                                    1,484            289
                                             _________      _________
        Total current assets                    10,743          4,622

Property and equipment, net                      8,945          9,621

Notes receivable:
  Affiliates and related parties                 1,979          1,488
  Other                                            438          3,368

Investments                                      2,780          2,357
                                             _________      _________

        Total assets                       $    24,885    $    21,456

See Accompanying Notes to Financial Statements

                            AMCOR CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET, CONT.
                      February 28, 1995 and August 31, 1994

(Amounts in thousands)
                                            February 28,
                                               1995           August 31,
                                            (Unaudited)         1994
                                             _________        _________
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                         $     1,865       $    1,346
  Advances from affiliated partnerships          1,756              597
  Notes and loans payable                        2,777              872
  Accrued interest and other payables              514              431
                                             _________        _________
        Total current liabilities                6,912            3,246

Settlement payable                                 259              246

Notes and loans payable, net of
  current portion:
   Affiliates                                    2,981            3,269
   Other                                         3,521            3,579

Subordinated debentures                             10               10

Deposit liability                                1,278            1,278
                                             _________        _________
         Total liabilities                      14,961           11,629

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)
  Series A Convertible Preferred
  Stock ($.01 par value; 750,000
   shares authorized, 579,075
   and 518,994 shares issued and
   outstanding)                                      6                5
  Common stock ($.002 par value;
   15,000,000 shares authorized,
   11,724,608 shares and 11,784,469
   shares issued and outstanding)                   23               23
  Paid-in capital                               11,180           10,595
  Accumulated (deficit)                         <1,285>            <796>
                                             _________        _________

      Total shareholders' equity                 9,924            9,827
                                             _________        _________
     Total liabilities and
      shareholders' equity                  $   24,885       $   21,456

See Accompanying Notes to Financial Statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
             For the twelve-month periods ended February 28, 1995 and 1994
                                     (Unaudited)

(Amounts in thousands, except per share data)

                                              1995            1994
                                           _________        _________
Revenues:
  Crop sales and other farm income        $    6,725       $    5,636
  Management and other fees                      965              874
  Equity in income of investee                   233              663
  Other income                                 1,012              925
                                           _________        _________
                                               8,935            8,098
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold         5,681            4,977
  Other operating expenses                       682            1,304
  Wages and salaries                             688              607
  Depreciation                                   514              893
                                           _________        _________
                                               7,565            7,781
                                           _________        _________

Income (loss) from operations                  1,370              317

Other income/expense:
  Gain (loss) on sale of assets                 <190>             100
  Interest expense                              <498>          <1,166>
  Settlement costs                                 0              <31>
  Gain on lease conversion                         0              517
                                           _________        _________
                                                <688>            <580>
                                           _________        _________

Profit (loss) before income taxes                682             <263>

Provision for income taxes                        80                1

Income (loss) before extraordinary
 items                                           602             <264>

Extraordinary item gain on the
  settlement of debt obligations
  at a discount                                    0               697

                                           _________        _________
Net profit (loss)                         $      602       $      433

Weighted average common shares
  outstanding                             11,716,302       11,558,935

Profit (loss) per common share and common
  equivalent share                             $ .05            $ .04

See Accompanying Notes to Financial Statements

                                AMCOR CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                For the twelve-month periods ended February 28, 1995 and 1994
                     Increase (Decrease) in Cash and Cash Equivalents

(Amounts in thousands)
                                                  1995            1994
                                               _________        _________
Cash flows provided (used) in operating
   activities                                 $    2,415       $   <2,972>
                                               _________        _________
Cash flows provided (used) in investing
  activities:
 Distribution from investee                          150                 0
 Advances on notes receivable                       <750>             <305>
 Payments received on notes receivable               149               368
 Purchases of property and equipment                <756>              <46>
 Sales of property and equipment                     927               760
 Sale (purchases) of investment, net                  <7>                0
 <Advances to> payments from affiliated
   partnerships, net                              <3,025>            4,035
                                               _________         _________
 Net cash provided (used) for investing
  activities                                      <3,312>            4,812
                                               _________         _________
Cash flows provided (used) in financing
  activities:
  Proceeds from notes, loans and
   advances payable                                1,446             1,447
  Repayments of notes and advances payable          <442>           <3,264>
  Repurchase of stock                                <44>              <19>
                                               _________         _________
  Net cash provided (used) in financing
   activities                                        960            <1,836>
                                               _________         _________

  Net increase in cash                                63                 4

Cash at beginning of period                            4                 0

Cash at end of period                         $       67         $       4


        Supplemental Disclosure of Cash Flow Information

                                                  1995              1994
                                               _________         _________
Cash paid during the period for:
 Interest                                     $       96          $      24

See Accompanying Notes to Financial Statements

                         AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONT.
               For the years ended February 28, 1995 and 1994
              Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

        Supplemental Schedule of Non-Cash Investing and Financing Activities

(Amounts in thousands)
                                                    1995            1994
                                                 _________        _________
Assets acquired in non-cash transactions
        Assets acquired                           $  6,337                0
        Liabilities assumed                         <1,147>               0
        Issuance of preferred stock                 <5,190>               0

Satisfaction of settlement by assignment
        Receivable satisfied                         2,804                0
        Liabilities satisfied                       <2,804>               0

Satisfaction of debt through issuance of stock
        Liabilities satisfied                          466                0
        Stock issued                                  <466>               0

Accrual of dividends on preferred stock
        Liabilities incurred                           225                0
        Reduction in retained earnings                <225>               0

Retirement of stock and stock option puts
        Redeemable common stock                        <96>               0
        Increase in Paid in Capital                     96                0

Transactions as a result of asset sales to
  related parties
        Net book value of assets sold                    0          $ 8,969
        Liabilities satisfied                            0           <3,673>
        Notes taken back                                 0           <5,296>

Reversal of capitalized lease
        Net book value of asset                          0            2,790
        Obligation satisfied                             0           <2,790>

Assets acquired in non-cash transactions
        Value of assets acquired                         0            2,850
        Receivable satisfied                             0           <2,850>

Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                       24,836           20,771
        Liabilities satisfied                      <24,836>         <20,771>

See Acccompanying Notes to Financial Statements



                                AMCOR CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
               For the periods ended February 28, 1995 and August 31, 1994


                                 ----------------- Shares ----------------
                                Common          Preferred        Treasury
                               _________        _________        _________
Balance, November 30, 1993    11,337,750                0          <56,416>
  Net Income (loss)                    0                0                0
  Purchase of treasury shares          0                0          (42,871)
  Issuance of common
    shares for debt              452,377                0            57,629
  Issuance of preferred
     shares for vineyards              0          518,994                 0
  Common shares retired          (41,658)               0            41,658
  Preferred stock dividends            0                0                 0
  Stock option puts retired            0                0                 0
                               _________        _________         _________
Balance, August 31, 1994      11,748,469          518,994                 0
  Net Income (loss)                    0                0                 0
  Common shares retired          (23,861)               0                 0
  Issue preferred
    stock for vineyards                0           60,081                 0
  Preferred stock dividends            0                0                 0
                               _________        _________         _________
Balance, February 28, 1995    11,724,608          579,075                 0

See Accompanying Notes to Financial Statements


                                AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
               For the periods ended February 28, 1995 and August 31, 1994

(Amounts in thousands)
                                 -------------- Par Value -----------------
                                  Common          Preferred        Treasury
                                 _________        _________        _________
Balance, November 30, 1993      $       22       $        0       $      (18)
  Net Income (loss)                      0                0                0
  Purchase of treasury shares            0                0              (22)
  Issuance of common
   shares for debt                       1                0                19
  Issuance of preferred
     shares for vineyards                0                5                 0
  Common shares retired                  0                0                21
  Preferred stock dividends              0                0                 0
  Stock option puts retired              0                0                 0
                                 _________        _________         _________
Balance, August 31, 1994                23                5                 0
  Net Income (loss)                      0                0                 0
  Common shares retired                  0                0                 0
  Issue preferred
    stock for vineyards                  0                1                 0
  Preferred stock dividends              0                0                 0
                                 _________        _________         _________
Balance, February 28, 1995      $       23       $        6        $        0


See Accompanying Notes to Financial Statements


                               AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
               For the periods ended February 28, 1995 and August 31, 1994

(Amounts in thousands)



                                 Paid in          Retained         Total
                                 Capital          Deficit         SH Equity
                                _________        _________        _________
Balance, November 30, 1993     $    4,893       $   (1,365)      $    3,532
  Net Income (loss)                     0              638              638
  Purchase of treasury shares          (4)               0              (26)
  Issuance of common
     shares for debt                  446                0              466
  Issuance of preferred
     shares for vineyards           5,185                0            5,190
  Common shares retired               (21)               0                0
  Preferred stock dividends             0              (69)             (69)
  Stock option puts retired            96                0               96
                                _________        _________        _________
Balance, August 31, 1994           10,595             (796)           9,827
  Net Income (loss)                     0             (334)            (334)
  Common shares retired               <15>               0              (15)
  Issue preferred
    stock for vineyards               600                0              601                  (155,700)
  Preferred stock dividends             0             <155>            <155>
                                 _________        _________        _________
Balance, February 28, 1995     $    11,180       $   <1,285)      $    9,924

See Accompanying Notes to Financial Statements

                            AMCOR CAPITAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1995



1.   Income (loss) Per Common Share

     Primary income (loss) per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of weighted average common and common equivalent shares, as applicable, outstanding during the periods ended February 28, 1995 and 1994 was 11,716,302 and 11,558,935 respectfully. The computa-tion at February 28, 1995 takes into effect common shares issuable under stock option plans. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock. No effect has been given to convertible preferred stock as the market price ($0.875 per share) did not exceed the liquidation value of $10 per share.


2.   Change in Fiscal Year

     The Company changed its fiscal year-end from November 30 to August 31, effective August 31, 1994.

3.   Advances And Accounts Receivable Due From Affiliates and
     Other Related Parties

     Amounts receivable from affiliated partnerships consist primarily of farming costs incurred by the Company on behalf of various partnerships, and advances to certain partnerships collateralized by accounts receivable from date crop sales. These amounts are without interest or collateral, and are due on demand.

4.   Inventories                          February 28,      August 31,
                                             1995              1994
                                          __________        __________
     Inventories consist of the
      following:
           Fertilizers, supplies         $   118,442       $         0
           Growing crops                   1,366,275           289,105
                                          __________        __________
                                         $ 1,484,717       $   289,105

     Growing crops represent the costs of growing farm products on the Company's own behalf.

5.   Property and Equipment              February 28,       August 31,
                                            1995               1994
                                         __________        __________
     Property and equipment
     consists of the following:
        Vineyard development costs      $ 6,206,290       $ 6,662,823
        Vehicles and farm equipment       1,139,031         1,128,799
        Office furniture and equipment       47,521            45,066
        Leasehold improvements               42,464            42,464
                                         __________        __________
                                          7,435,306         7,879,152
      Less: Accumulated depreciation     <1,325,781>       <1,108,167>
                                         __________        __________
                                          6,109,525         6,770,985
        Land                              2,835,000         2,850,000
                                         __________        __________
                                        $ 8,944,525       $ 9,620,985


6.   Investments                        February 28,      August 31,
                                           1995             1994
                                        __________        __________
     Investments consists of the
       following:

     Investment in Desert Valley Date
       utilizing the equity method of
       accounting                      $ 2,250,704       $ 1,826,997
     Investments accounted for by the
       financial instruments - fair
       value method:
            Atlantic Holdings              300,000           300,000
            Vista Land & Farming           215,670           215,670
            Other                           14,329            14,329
                                        __________        __________
                                       $ 2,780,703       $ 2,356,996

     The Company owns a fifty percent general partnership interest in Desert Valley Date. Desert Valley Date processes and markets dates. The Partnership sells its retail grade product to customers ranging from individuals to food retailers. Its industrial grade product is sold primarily to food manufacturers who use the product as a non-fat, non-cholesterol, low sodium sweet filler in food for the health-conscious.

     The Company is a general partner in a number of the affiliated partner-ships, for which, its investment and equity in operations is not material.

7.   Deferred Income Taxes

     The components of the provision <benefit> for income taxes are as follows:
                                       February 28,      February 28,
                                           1995              1994
                                        __________        __________
     Current expense:
             Federal                   $    20,274       $         0
             State                          60,503             1,600

     Deferred <benefit>:
             Federal                             0                 0
             State                               0                 0
                                        __________        __________
             Total provision
               <benefit>               $    80,777       $     1,600

8.   Commitments And Contingencies

     The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at February 28, 1995 are as follows:

             1995                            $   163,900
             1996                                327,636
             1997                                324,676
             1998                                323,064
             1999 and thereafter               1,215,200
                                              __________
             Total future minimum
                lease payments               $ 2,354,476

     The following is a summary of the debt service requirements for which the Company is contingently liable relating to loans and other debts of the affiliated partnerships guaranteed by the Company:

             1996                            $   504,723
             1997                                 73,171
             1998                                437,526
             1999 and thereafter                 502,776
                                              __________
                                             $ 1,518,196


     The Company, in August of 1994, assigned its rights to a note receivable the Company has from a related party in satisfaction of its obligations under two settlement agreements. The assignment binds the related party to make the settlement payments on behalf of the Company. The assignment of the two settlements does not bar the plaintiffs from looking for satisfaction from the Company if the related party fails to perform as required under the settlements.

     The Company has pledged certain of its assets as security for these assigned settlements. The following is a summary of the two settlements payment requirements for which the Company is contingently liable.


                                             Imputed Interest
             Year             Payment Due           at 9%           Net

             1996            $   675,000      $   63,007      $   511,993
             1997                675,000         155,584          519,416
             1998              1,246,000         106,859        1,139,141
                              __________       _________       __________
                Total        $ 2,596,000      $  425,450      $ 2,170,550

9.   Common Stock and Stock Options

     In 1989, options to purchase 114,310 shares of the Company's common shares were exercised. The holders of these shares can require the Company to repurchase these shares for the net book value of the shares at the date repurchase is requested. The repurchase options lapsed in 1994 without being exercised.

     During 1990, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 are exercisable at $.33 per share and expire on November 30, 1995. These options were granted in connection with the 1989 partnership restructure of two of the affiliated partnerships in which the officers of the Company were general partners.

     The remaining 908,266 options are exercisable at $.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

10.  Income Statement

     Due to the cyclical nature of the Company's agribusiness/processing operations with most revenues occurring during the Company's fourth quarter, the Company has elected to present its Consolidated Statement of Operations and Statement of Cash Flows on the basis of the prior twelve month operating periods ending February 28, 1995 and 1994.

11.  Subsequent Events

     In March, 1994, the Company acquired 500,000 shares of AMCOR Capital Corporation common stock from an employee in exchange for a $450,000 promissory note due in 1996. The Company subsequently retired the shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As outlined below, the Company's overall financial condition as compared to August 31, 1994, has remained relatively unchanged.

     The Company's current ratio increased to 1.55 at February 28, 1995 from
1.42 at August 31, 1994, primarily due to long term notes receivable becoming due in the current period as per the terms thereof. It is anticipated that a large portion of the increase in current liabilities will be extinguished from the revenues generated by the 1995 grape harvest which will be completed during June, 1995.

RESULTS OF OPERATIONS

        Revenues

        The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services), (ii) investment in Desert Valley Date, and (iii) management and marketing of transitional land and other partnerships. For the twelve-month period ended February 28, 1995, the Company's gross revenues increased by $413,816 (6%) to $8,512,000 as compared to the comparable period ended
February 28, 1994 due primarily due to an improved table grape market and increased acreage.

        Crop Sales and Other Farm Income

        The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape packing facility (which is subleased to the Company from a related party) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2 million. The Company expects its crop sales to continue to increase as additional properties are acquired through further partnership terminations and more acreage is farmed by the Company and less acreage is leased to third parties.

        Crop sales and other farm income increased by $1,089,413 (19%) to $6,725,671 at February 28, 1995 as compared to the comparable twelve-month period ended February 28, 1994 due primarily to higher grape prices and farming of additional table grape acreage.

        Management and Other Fees

        The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships, although this source will continue to decrease as additional partnership terminations and restructuring are completed. A substantial portion of the management fees are earned as a share of crop profits, although this is a contingent source and not realizable in unprofitable periods. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

        Management and accounting fee income increased by $91,556 (11%) to $965,166 at February 28, 1995 as compared to the comparable twelve-month period ended February 28, 1994 due primarily to improved profitability of the Company's affiliated partnerships which, in turn, justified the charging of management fees which had been previously waived by the Company as well as real estate commissions earned on affiliate sales transactions.

        Other Income

        Other income consists primarily of interest income and rental income. The Company generates interest income from note receivables from certain affiliated partnerships and affiliates. Rental income is generated by the leasing of producing vineyards to other third parties who in turn farm the vineyards.

        Other income increased $86,600 (9%) to $1,011,874 due primarily to non-recurring forgiveness of franchise taxes due on debts assumed by the Company for terminated affiliated partnerships.

        Desert Valley Date

        The Company owns a 50% general partnership interest in Desert Valley
Date.    Equity in income of Desert Valley Date decreased to $ 232,996 for the twelve-months ended February 28, 1995 from $663,042 for the comparable twelve-month period ended February 28, 1994 due to an above normal profit in 1994 caused by a one-time purchase of dates at a price significant-ly below market. The Coachella Valley date industry ships about 40 million pounds annually, which represents over 90% of the total U.S. crop.

        During calendar year 1994, DVD purchased an additional 2 million pounds of date inventory over that which it purchased during calendar 1993. The cost of the dates acquired was at lower prices than in prior years. Due to DVD's strong financial and cash position, DVD is currently entering into contracts to purchase dates from a higher percentage of date growers than in the past, thereby capturing additional market share. Based on existing marketing commitments, DVD's volume is anticipated to increase by 25% for fiscal 1995 as new markets have been developed and due to the fact that the parent of the industry's date processor is in bankruptcy.

        Real Estate Fees and Profit Participation

        The Company earns fees in connection with the management of its transitional land partnerships. Upon termination of these partnerships, the Company can earn substantial incentive fees based on land sale profits. However, due to the depressed real estate market and generally falling prices, this income source has been virtually non-existent until November, 1994 where fees of $77,000 were earned.

        In an effort to stimulate its transitional land activity, the Company has been exploring opportunities to provide financing for affordable housing in cooperation with various community redevelopment authorities. In addition, a Company-managed partnership recently sold a $1.6 million commercial site located in La Quinta while another partnership has entered into an agreement to develop and operate an 18-hole golf course on a 1,354 acre subdivision outside San Antonio, Texas.

        Operating Costs and Expenses

        The Company's total operating costs and expenses were $7,565,254 and $7,780,718 for the twelve-month periods ended February 28, 1995 and 1994, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold and depreciation expenses.

        Farming Costs and Cost of Crops Sold

        Farming costs and costs of crops sold increased $704,120 (14%) to $5,680,515 primarily as a result of additional acres being farmed.

        Other Operating Expenses

        Other operating expenses decreased $618,662 (47%) to $682,448 primarily as a result of a decrease in legal and accounting fees in connection with the Company's resolution of its legal and financial reporting issues, as well as a reduction in bad debts as a result of the completion of restructuring.

        Depreciation Expense

        Depreciation expense decreased $379,004 (42%) to $514,134 due primarily to the sale during 1994 of the Company's Oregon farming operations.

        Income from Operations

        The Company posted operating income of $946,746 for the twelve-month period ended February 28, 1995 as compared to an operating income of $317,466 for the comparable period ended February 28, 1994 due primarily to an increase in operating revenues to $8,512,000 from $8,098,184 while operating costs decreased from $7,780,718 to $7,565,254 primarily due to corporate restructuring efforts implemented over the previous three-year period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or non-producing assets. These changes, coupled with the resolution of past litigation, has positioned the Company to obtain credit from more conventional, and less costly, sources.

        In August 1994, the Company entered into an agreement with Enterprise Packing Company, a California general partnership controlled by the Company's Chairman and President ("EPC"), whereby EPC agreed to assume the Company's payment obligations under two settlement agreements relating to civil lawsuits involving securities law claims in consideration for a corresponding reduction in a note payable to the Company. The Company remains contingently liable for the payment obligations under the settlement agreements as the other parties to the settlement agreements have not released the Company from its primary obligations.

        In addition to current liabilities of $7,199,472 at February 28, 1995, the Company has $6,224,332 of long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the Company obtaining anticipated harvest and working capital financing from conventional credit sources, and (ii) the Company having entered into financing arrange-ments which will provide for substantially all agricultural and farming costs related to the 1995 harvest. The terms of the current harvest financing arrangements include interest at prevailing rates at the time of borrowing, interest accruing until maturity, with principal and interest due and payable in full at the time the harvest proceeds are realized. These financing arrangements will be collateralized by the 1995 harvest. In addition, the Company anticipates that because of the projected increase in DVD's sales volume during fiscal 1995, DVD's cash balances should increase and pursuant to the terms of DVD's partnership agreement with the Company, a significant portion of such cash balances could be available for distribution to the Company. In addition, the Company sold its remaining 212-acre wine grape vineyard in the San Joaquin Valley of California in October, 1994, realizing $300,000 in cash and in January, 1995, sold 65 acres of table grape vineyards in the Coachella Valley of California for $500,000, which realized approxi-mately $400,000 of cash.

        The Company acquired 80 acres of vineyard properties in February, 1995 from an affiliated partnership for 60,081 shares of Series A Preferred Stock at a price of $10 per share. During the remainder of fiscal 1995, the Company intends to continue its long term plan to acquire additional
Coachella Valley table grape vineyards which are owned by the Company's affiliated partnerships. It is intended that these acquisitions be financed through term loans and/or the issuance by the Company of purchase money notes. Management believes that the acquisition of these properties will enhance profitability through increased operating income. The continued acquisition of additional vineyards is consistent with the Company's fully-integrated agribusiness operations.

        The Company also believes that it may realize future earnings as a result of development fees related to the sale of transitional land located in Texas and California and owned by the Company's affiliated partnerships. The anticipated general improvement of the real estate market will be a key factor in the future success, if any, of the Company's transitional land projects.


        During fiscal 1995, the Company and an affiliate intends to exercise its repurchase option on 667 acres of San Luis Obispo County, California wine grape vineyards. It will be the objective to fund the reacquisition with a combination of cash and new financing.

        The terms of the option provide that the 1995 crop will belong to the current operator. Management believes that the existing mix of varietal wine grapes have the potential to generate up to $2,000,000 of additional revenue, with related operating costs of $1,200,000 for fiscal 1996.

        The reputation of the California Central Coast (which includes San Luis Obispo County) is growing in stature as a producer of premium varietal wines. Management believes that this region is poised to become one of the next internationally recognized wine regions of California.

                        PART II  -  OTHER INFORMATION


Item 1. Legal Proceedings

        AMCOR Capital Corporation, et al v. Goolkasian, et al, -
        United States District Court for the Central District of California (Civil Action No. 94-6814).

        Originally instituted on October 11, 1994, and later amended on January 3, 1995, this action has been filed by the Company, two of the Company's principals and certain of the Company's affiliated limited Partnerships ("AMCOR Plaintiffs") against 21 current and former agents of the Internal Revenue Service ("IRS") and other governmental agencies and the United States of America and seeks damages to the AMCOR Plaintiffs under the First, Fourth, Fifth, Sixth and Fourteenth Amendments to the United States Constitution. This action stems from an IRS investigation of certain of the Company's principals dating back to 1988, and relates to alleged abusive misconduct on the part of the defendants and seeks repara-tions for legal costs and other related damages. Although the Company believes that it will ultimately prevail in this litigation matter, as with any litigation, there can be no certainties of the outcome; therefore, it is premature to predict what, if any, monetary damages will be awarded the Company.


Item 2. Changes in Securities

              None

Item 3. Defaults upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  Exhibit 27.  Financial Data Schedule

              (b)  Reports on Form 8-K:

                   None filed during the quarter ended February 28, 1995.

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 10, 1995                      AMCOR CAPITAL CORPORATION


                                           /S/FRED H. BEHRENS
                                           Fred H. Behrens, Chairman and
                                           Principal Executive and
                                           Financial Officer