Form 10QSB
period 1995-05-31
AMCOR CAPITAL CORP
filed 1995-07-17
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended May 31, 1995.

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

                             (619) 398-9520
            (Registrants telephone number, including area code)

     Check whether the registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]      No [ ]

  The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 10,268,489 on July 14, 1995.

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


                            AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         May 31, 1995 and August 31, 1994

                             (Amounts in thousands)
                                               May 31,
                                                1995        August 31,
                                            (Unaudited)        1994
                                             _________      _________
ASSETS
Current assets:
  Cash                                     $       178    $       384
  Accounts receivable, prepaids
     and accrued interest                        1,232            653
  Notes receivable                               3,942          2,000
  Advances and accounts receivable due
        from affiliated partnerships and
        related parties                          4,761          1,296
  Inventories                                    4,509            289
                                             _________      _________
        Total current assets                    14,622          4,622

Property and equipment, net                     10,109          9,621

Notes receivable:
  Affiliates and related parties                   498          1,488
  Other                                            438          3,368

Investments                                      2,362          2,357
                                             _________      _________

        Total assets                       $    28,029    $    21,456



See Accompanying Notes to Financial Statements

                            AMCOR CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET, CONT.
                        May 31, 1995 and August 31, 1994

                            (Amounts in thousands)
                                              May 31,
                                               1995           August 31,
                                            (Unaudited)         1994
                                             _________        _________
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                         $     3,977       $    1,346
  Advances from affiliated partnerships          1,201              597
  Notes and loans payable                        4,618              872
  Accrued interest and other payables              595              431
                                             _________        _________
        Total current liabilities               10,391            3,246

Settlement payable                                   0              246

Notes and loans payable, net of
  current portion:
   Affiliates                                    4,164            3,269
   Other                                         3,339            3,579

Subordinated debentures                             10               10

Deposit liability                                1,278            1,278
                                             _________        _________
         Total liabilities                      19,182           11,629

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)
  Series A Convertible Preferred
  Stock ($.01 par value; 750,000
   shares authorized, 579,075
   and 518,994 shares issued and
   outstanding)                                      6                5
  Common stock ($.002 par value;
   15,000,000 shares authorized,
   10,268,489 shares and 11,784,469
   shares issued and outstanding)                   21               23
  Paid-in capital                                9,921           10,595
  Accumulated (deficit)                         <1,101>            <796>
                                             _________        _________

      Total shareholders' equity                 8,847            9,827
                                             _________        _________
     Total liabilities and
      shareholders' equity                  $   28,029       $   21,456

See Accompanying Notes to Financial Statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                For the twelve-month periods ended May 31, 1995 and 1994
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1995            1994
                                           _________        _________
Revenues:
  Crop sales and other farm income        $    5,274       $    5,241
  Management and other fees                      887              877
  Equity in income of investee                    89              638
  Other income                                 1,186              820
                                           _________        _________
                                               7,436            7,576
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold         4,310            4,277
  Other operating expenses                       600              888
  Wages and salaries                             652              664
  Depreciation                                   568              659
                                           _________        _________
                                               6,130            6,488
                                           _________        _________

Income (loss) from operations                  1,306            1,088

Other income/expense:
  Gain (loss) on sale of assets                 <190>              85
  Interest expense                              <500>            <904>
  Settlement costs                                 0              <31>
  Gain on lease conversion                         0              517
                                           _________        _________
                                                <690>            <333>
                                           _________        _________

Profit before income taxes                       616              755

   Provision for income taxes                     80                1

Income (loss) before extraordinary
 items                                           536              754

Extraordinary item gain on the
  settlement of debt obligations
  at a discount                                    0              697

                                           _________        _________
Net profit (loss)                         $      536       $    1,451

Weighted average common shares
  outstanding                             11,713,263       11,746,484

Profit (loss) per common share and common
  equivalent share                             $ .05            $ .12

See Accompanying Notes to Financial Statements

                                AMCOR CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the twelve-month periods ended May 31, 1995 and 1994
                     Increase (Decrease) in Cash and Cash Equivalents

                                 (Amounts in thousands)
                                                  1995            1994
                                               _________        _________
Cash flows provided (used) in operating
   activities                                 $     <841>      $   <1,680>
                                               _________        _________
Cash flows provided (used) in investing
  activities:
 Distribution from investee                          100                50
 Advances on notes receivable                       <750>             <398>
 Payments received on notes receivable             1,880               550
 Purchases of property and equipment                 <64>              <81>
 Sales of property and equipment                     927               389
 Sale (purchases) of investment, net                  <7>                0
 <Advances to> payments from affiliated
   partnerships, net                              <1,985>            1,596
                                               _________         _________
 Net cash provided (used) for investing
  activities                                         101             2,106
                                               _________         _________
Cash flows provided (used) in financing
  activities:
  Proceeds from notes, loans and
   advances payable                                1,349             1,315
  Repayments of notes and advances payable          <442>           <1,745>
  Repurchase of stock                                 <4>                0
                                               _________         _________
  Net cash provided (used) in financing
   activities                                        903              <430>
                                               _________         _________

  Net increase in cash                               163                <4>

Cash at beginning of period                           15                19

Cash at end of period                         $      178         $      15


        Supplemental Disclosure of Cash Flow Information

                                                  1995              1994
                                               _________         _________
Cash paid during the period for:
 Interest                                     $      160         $      20

See Accompanying Notes to Financial Statements

                         AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONT.
                  For the years ended May 31, 1995 and 1994
              Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

        Supplemental Schedule of Non-Cash Investing and Financing Activities

                       (Amounts in thousands)
                                                    1995            1994
                                                 _________        _________
Assets acquired in non-cash transactions
        Assets acquired                           $  6,937            3,362
        Liabilities assumed                         <1,147>            <150>
        Issuance of preferred stock                 <5,990>          <3,212>

Satisfaction of settlement by assignment
        Receivable satisfied                         3,046                0
        Liabilities satisfied                       <3,046>               0

Satisfaction of debt through issuance of stock
        Liabilities satisfied                          740              450
        Stock issued                                  <740>            <450>

Accrual of dividends on preferred stock
        Liabilities incurred                           313                0
        Reduction in retained earnings                <313>               0

Retirement of stock and stock option puts
        Redeemable common stock                        <96>               0
        Increase in Paid in Capital                     96                0

Transactions as a result of asset sales to
  related parties
        Net book value of assets sold                    0          $ 8,969
        Liabilities satisfied                            0           <3,673>
        Notes taken back                                 0           <5,296>

Reversal of capitalized lease
        Net book value of asset                          0            2,790
        Obligation satisfied                             0           <2,790>


Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                       24,836            3.485
        Liabilities satisfied                      <24,836>          <3,485>

See Acccompanying Notes to Financial Statements



                                AMCOR CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                 For the periods ended May 31, 1995 and August 31, 1994


                                Common          Preferred        Treasury
                                Shares            Shares          Shares
                               _________       _________         _________

Balance, November 30, 1993    11,337,750                0          <56,416>
  Net Income (loss)                    0                0                0
  Purchase of treasury shares          0                0          (42,871)
  Issuance of common
    shares for debt              452,377                0            57,629
  Issuance of preferred
     shares for vineyards              0          518,994                 0
  Common shares retired          (41,658)               0            41,658
  Preferred stock dividends            0                0                 0
  Stock option puts retired            0                0                 0
                               _________        _________         _________
Balance, August 31, 1994      11,748,469          518,994                 0
  Net Income (loss)                    0                0                 0
  Common shares retired        (692,480)                0                 0
  Issue preferred
    stock for vineyards                0           60,081                 0
  Preferred stock dividends            0                0                 0
  Exchange stock for debt       (787,500)               0                 0
                               _________        _________         _________
Balance, May 31, 1995         10,268,489          579,075                 0



See Accompanying Notes to Financial Statements


                                AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
                  For the periods ended May 31, 1995 and August 31, 1994

                                 (Amounts in thousands)
                                 -------------- Par Value -----------------
                                  Common          Preferred        Treasury
                                 _________        _________        _________
Balance, November 30, 1993      $       22       $        0       $      (18)
  Net Income (loss)                      0                0                0
  Purchase of treasury shares            0                0              (22)
  Issuance of common
   shares for debt                       1                0                19
  Issuance of preferred
     shares for vineyards                0                5                 0
  Common shares retired                  0                0                21
  Preferred stock dividends              0                0                 0
  Stock option puts retired              0                0                 0
                                 _________        _________         _________
Balance, August 31, 1994                23                5                 0
  Net Income (loss)                      0                0                 0
  Common shares retired                 (1)               0                 0
  Issue preferred
    stock for vineyards                  0                1                 0
  Preferred stock dividends              0                0                 0
  Exchange stock for debt               (1)               0                 0
                                 _________        _________         _________
Balance, May 31, 1995           $       21       $        6        $        0




See Accompanying Notes to Financial Statements


                               AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
                  For the periods ended May 31, 1995 and August 31, 1994

                                (Amounts in thousands)



                                 Paid in          Retained         Total
                                 Capital          Deficit         SH Equity
                                _________        _________        _________
Balance, November 30, 1993     $    4,893       $   (1,365)      $    3,532
  Net Income (loss)                     0              638              638
  Purchase of treasury shares          (4)               0              (26)
  Issuance of common
     shares for debt                  446                0              466
  Issuance of preferred
     shares for vineyards           5,185                0            5,190
  Common shares retired               (21)               0                0
  Preferred stock dividends             0              (69)             (69)
  Stock option puts retired            96                0               96
                                _________        _________        _________
Balance, August 31, 1994           10,595             (796)           9,827
  Net Income (loss)                     0              (62)             (62)
  Common shares retired              (535)               0             (536)
  Issue preferred
    stock for vineyards               600                0              601
  Preferred stock dividends             0             (243)            (243)
  Exchange stock for debt            (739)               0             (740)
                                 _________        _________        _________
Balance, May 31, 1995         $      9,921       $   (1,101)      $    8,847



See Accompanying Notes to Financial Statements

                            AMCOR CAPITAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 May 31, 1995



1.   Income (loss) Per Common Share

     Primary income (loss) per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The number of weighted average common and common equivalent shares, as applicable, outstanding during the periods ended May 31, 1995 and 1994 was 11,713,263 and 11,746,484 respectfully. The computa-tion at May 31, 1995 takes into effect common shares issuable under stock option plans. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock. No effect has been given to convertible preferred stock as the market price ($0.875 per share) did not exceed the liquidation value of $10 per share.


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

4.   Inventories                            May 31,         August 31,
                                             1995              1994
                                          __________        __________
     Inventories consist of the
      following:
           Fertilizers, supplies         $ 1,224,492       $         0
           Growing crops                   3,384,037           289,105
                                          __________        __________
                                         $ 4,508,529       $   289,105

     Growing crops represent the costs of growing farm products on the Company's own behalf.

5.   Property and Equipment                May 31,          August 31,
                                            1995               1994
                                         __________        __________
     Property and equipment
     consists of the following:
        Vineyard development costs      $ 7,086,290       $ 6,662,823
        Vehicles and farm equipment       1,147,530         1,128,799
        Office furniture and equipment       49,071            45,066
        Leasehold improvements               42,464            42,464
                                         __________        __________
                                          8,325,355         7,879,152
      Less: Accumulated depreciation     <1,471,747>       <1,108,167>
                                         __________        __________
                                          6,853,608         6,770,985
        Land                              3,255,000         2,850,000
                                         __________        __________
                                        $10,108,608       $ 9,620,985


6.   Investments                          May 31,        August 31,
                                           1995             1994
                                        __________        __________
     Investments consists of the
       following:

     Investment in Desert Valley Date
       utilizing the equity method of
       accounting                      $ 1,832,230       $ 1,826,997
     Investments accounted for by the
       financial instruments - fair
       value method:
            Atlantic Holdings              300,000           300,000
            Vista Land & Farming           215,670           215,670
            Other                           14,329            14,329
                                        __________        __________
                                       $ 2,362,229       $ 2,356,996

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

7.   Deferred Income Taxes

     The components of the provision for income taxes are as
     follows:
                                          May 31,              May 31,
                                           1995              1994
                                        __________        __________
     Current expense:
             Federal                   $    20,274       $         0
             State                          60,503             1,600

     Deferred:
             Federal                             0                 0
             State                               0                 0
                                        __________        __________
             Total provision
               <benefit>               $    80,777       $     1,600

8.   Commitments And Contingencies

     The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at May 31, 1995 are as follows:

             1995                            $    81,950
             1996                                327,636
             1997                                324,676
             1998                                323,064
             1999 and thereafter               1,215,200
                                              __________
             Total future minimum
                lease payments               $ 2,153,526

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


                                             Imputed Interest
             Year             Payment Due           at 9%           Net

             1996            $   675,000      $   63,007      $   611,993
             1997                675,000         155,584          519,416
             1998              1,596,000         237,695        1,358,305
                              __________       _________       __________
                Total        $ 2,946,000      $  456,286      $ 2,489,714

9.   Common Stock and Stock Options

     In March, 1995, the Company acquired 500,000 shares of AMCOR Capital common stock from an employee in exchange for a $450,000 promissory note payable due in 1996. The Company retired the shares.

     In May, 1995 the Company received 287,500 shares of AMCOR Capital common stock in exchange for a reduction in notes receivable due to the Company from an affiliate. The shares were subsequently retired.

     Upon liquidation of various affiliated partnerships, the Company received 692,480 shares of its own common stock as its prorata share of remaining partnership assets. The shares were subsequently retired.

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

10.  Income Statement

     Due to the cyclical nature of the Company's agribusiness/processing operations with most revenues occurring during the Company's fourth quarter, the Company has elected to present its Consolidated Statement of Operations and Statement of Cash Flows on the basis of the prior twelve month operating periods ending May 31, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As outlined below, the Company's overall financial condition as compared to August 31, 1994, has improved moderately.

     The Company's current ratio decreased to 1.41 at May 31, 1995 from
1.42 at August 31, 1994, primarily due to a significant increase in accounts payable related to the May-June grape harvest. It is anticipated that a large portion of the increase in current liabilities will be extinguished from the revenues generated by the 1995 grape harvest which was completed in early July, 1995.


RESULTS OF OPERATIONS

        Revenues

        The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services), (ii) investment in Desert Valley Date, and (iii) management and marketing of transitional land and other partnerships. For the twelve-month period ended May 31, 1995, the Company's gross revenues were slightly lower than to the comparable period ended May 31, 1994 due primarily to a lower profit from its Desert Valley Date operation (equity in income from investee).

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

        Crop sales and other farm income was relatively the same for the twelve-month period ended May 31, 1995 as compared to the comparable twelve-month period ended May 31, 1994.

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

        Management and accounting fee income remained relatively unchanged at May 31, 1995 as compared to the comparable twelve-month period ended ended May 31, 1994.

        Other Income

        Other income consists primarily of interest income and other income. The Company generates interest income from note receivables from certain affiliated partnerships and affiliates.

        Other income increased $365,000 (44%) to $1,186,000 due primarily to a non-recurring forgiveness of franchise taxes due on debts assumed by the Company from terminated affiliated partnerships and receipt of stock upon termination of certain affiliated limited partnerships.

        Desert Valley Date

        The Company owns a 50% general partnership interest in Desert Valley Date. Equity in income of Desert Valley Date decreased to $ 89,000 for the twelve-months May 31, 1995 from $663,000 for the comparable twelve-month period ended May 31, 1994 due to an above normal profit in 1994 caused by a one-time purchase of dates at a price significant-ly below market. The Coachella Valley date industry ships about 40 million pounds annually, which represents over 90% of the total U.S. crop.

        During calendar year 1994, DVD purchased an additional 2 million pounds of date inventory over that which it purchased during calendar 1993. The cost of the dates acquired was at lower prices than in prior years. Due to DVD's strong financial and cash position, DVD is currently entering into contracts to purchase dates from a higher percentage of date growers than in the past, thereby capturing additional market share. Based on existing marketing commitments, DVD's volume is anticipated to increase by 25% for fiscal 1995 as new markets have been developed and due to the fact that the parent of the industry's largest date processor is in bankruptcy.

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

        Operating Costs and Expenses

        The Company's total operating costs and expenses were $6,130,000 and $6,488,000 for the twelve-month periods ended May 31, 1995 and 1994, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold and depreciation expenses.

        Farming Costs and Cost of Crops Sold

        Farming costs and costs of crops sold were relatively the same as the prior twelve-month period end May 31, 1994.

        Other Operating Expenses

        Other operating expenses decreased $288,000 (48%) to $600,000 as a result of a decrease in legal and accounting fees resulting from the completion of the Company's restructuring plan and an overall cost reduction program instituted by the Company.

        Depreciation Expense

        Depreciation expense decreased $91,000 (16%) to $568,000 due primarily to the sale during 1994 of the Company's Oregon farming operations.

        Income from Operations

        The Company posted operating income of $1,306,000 for the twelve-month period ended May 31, 1995 as compared to an operating income of $1,088,000 for the comparable period ended May 31, 1994 despite a decrease in the income from equity in investees described previously.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or non-producing assets. These changes, coupled with the resolution of all litigation, has positioned the Company to obtain credit from more conventional, and less costly, sources.

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

        In addition to current liabilities of $10,391,000 at May 31, 1995, the Company has $8,790,000 of long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the successful completion of the 1995 table grape harvest which should provide up to $12 million of revenues, (ii) the completion of a $4 million term loan coupled with a 1995-96 working capital line with a major international bank and (iii) the payment to the Company of a $3 million note receivable from that party in December, 1995. The terms of the current harvest financing arrangements include interest at prevailing rates at the time of borrowing, interest accruing until maturity, with principal and interest due and payable in full at the time the harvest proceeds are realized. These financing arrangements have been collateralized by the 1995 harvest.

      Additionally, the Company sold its remaining 212-acre table grape vineyard in the San Joaquin Valley of California in October, 1994, realizing $300,000 in cash and in January, 1995, sold 65 acres of table grape vineyards in the Coachella Valley of California for $500,000, which realized approxi-mately $400,000 of cash.

        The Company acquired 80 acres of vineyard properties in February, 1995 from an affiliated partnership for 60,081 shares of Series A Preferred Stock at a price of $10 per share. In May, 1995 the Company purchased 140 acres of vineyard properties owned by an affiliated partnership by assumption of debt and reduction of receivables due from the affiliate. The Company may acquire additional acres from affiliates in the Coachella Valley of California by financing and/or issuance of Company purchase money notes.

        The Company also believes that it may realize future earnings as a result of development fees related to the sale of transitional land located in Texas and California and owned by the Company's affiliated partnerships. The anticipated general improvement of the real estate market will be a key factor in the future success, if any, of the Company's transitional land projects.


        In December, 1995, the Company and an affiliate intends to exercise its repurchase option on 667 acres of San Luis Obispo County, California wine grape vineyards. It will be the objective to fund the $3.5 million reacquisition with a combination of cash and/or new financing.

        The terms of the option provide that the 1995 crop will belong to the current operator. Management believes that the existing mix of varietal wine grapes have the potential to generate up to $2,000,000 of additional revenue, and generate up to $800,000 of profit for fiscal, 1996.

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

        Originally instituted on October 11, 1994, and later amended on January 3, 1995, this action has been filed by the Company, two of the Company's principals and certain of the Company's affiliated limited Partnerships ("AMCOR Plaintiffs") against 21 current and former agents of the Internal Revenue Service ("IRS") and other governmental agencies and the United States of America and seeks damages to the AMCOR Plaintiffs under the First, Fourth, Fifth, Sixth and Fourteenth Amendments to the United States Constitution. On June 12, 1995, a U.S. District Court judge ruled that the one-year statute of limitations precluded the filing of the lawsuit and dismissed the complaint. Amcor believes the decision was wrong and has filed an appeal with the Ninth Circuit.
        Although the Company believes that it will ultimately prevail in this litigation, as with any, there can be no certainties of the outcome; therefore, it is premature to predict what, if any, monetary damages will be awarded the Company.


Item 2. Changes in Securities

              None

Item 3. Defaults upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  Exhibit 27.  Financial Data Schedule

              (b)  Reports on Form 8-K:

                   None filed during the quarter ended May 31, 1995.

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 14, 1995                      AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer