Form 10KSB
period 1995-08-31
AMCOR CAPITAL CORP
filed 1995-12-14
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to____________.

                     Commission File No. 0-17594

                      AMCOR CAPITAL CORPORATION
            (Name of small business issuer in its charter)

           Delaware                              33-0329559
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

52300 Enterprise Way  Coachella, California                   92236
(Address of principal executive offices)                    (Zip Code)

                          (619) 398-9520
         (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                             [None]
Securities register under Section 12(g) of the Exchange Act:
                 Common Stock, $.002 par value
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

     The issuer's revenues for its most recent fiscal year were $11,585,890 .

     Based on the average bid and asked prices, the aggregate market value of the voting stock held by non-affiliates of the registrant on December 14, 1995 was $5,378,990.

     The number of shares outstanding of the registrant's only class of Common Stock, $.002 par value, was 10,335,631 on December 14, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 16, 1996 are incorporated herein by reference into Part III.

                             PART I

Item 1.  DESCRIPTION OF BUSINESS

Historical Summary

     AMCOR Capital Corporation ("Company") was incorporated in Delaware on
March 10, 1988. On December 20, 1988, pursuant to a plan of reorganization, the Company acquired 100% of the common stock of AMCOR Capital, Inc., a California corporation, in exchange for 6,591,271 shares of the Company's common stock. AMCOR Capital, Inc., was formed in 1986 as a holding company to consolidate the business of several entities that have engaged in agribusiness and venture capi-tal activities since 1981. AMCOR Capital, Inc. was dissolved on July 13, 1994.

     The Company's consolidated operations as of August 31, 1995 include its wholly-owned subsidiary, ACI Farms, Inc., a California corporation ("ACI"). Prior to July 1, 1993, its consolidated operations included those of a venture capital affiliate which was principally organized to syndicate limited partnerships to engage in various agribusiness activities including the purchase and development of agricultural land. Since 1981, the Company, either directly or through subsidiaries and affiliates, generally acted as a general partner and/or managing agent of the limited partnerships.

     During 1995 the Company sold its wholly-owned subsidiary, AMCOR Properties, Inc. ("API"), to an affiliate for a nominal amount, which reflected its book value. API previously functioned as a real estate syndicator and this business was discontinued in 1989.

Description of Business

     The Company is engaged principally in agribusiness and the management of certain farm and real estate properties--both for its own account and for other entities. It functions largely as a vertically integrated developer/producer of "early" table grapes in Southern California's Coachella Valley, operating one of the largest processing/cold storage facilities in that region. It also manages date acreage in the Coachella Valley for sale to date processors.
The Company presently has 5,162 total acres under management. See
"Management's Discussion and Analysis or Plan of Operation-- Liquidity and Capital Resources."

     The business of the Company consists of two operating divisions (i) the agribusiness division and (ii) the land planning/development division. The Company's principal agribusiness operations involve the production and processing of table grapes and dates, all of which are located in the Coachella Valley of Southern California, where the Company, along with its affiliated partnerships, has a dominant market share. Land planning/ development activities are located in Southern California and Texas
(Houston and San Antonio). Most of the non agricultural properties are owned by partnerships for which the Company or affiliates of the Company are the managing agent. The Company's revenues are currently derived principally from the following two sources: (i) farming operations (including packing/cold storage services) and (ii) management of transitional land partnerships.

The following table sets forth approximate acreage under Company management as of December 14, 1995.


____________________________________________________________________________
   Geographic Location     ____________ Acres ____________
_____________________________________________________________________________
                            Owned by      Owned by     Leased/         Total
                          Partnerships    Company       Other          Acres
                          ___________________________________________________

California:
   Coachella Valley:
      Table grapes                294          871         890(1)       2,055
      Dates                       140            -          65(2)         205
      Raw agricultural land       696            -           -            696
   Rancho California (Pre-
      development land)           600            -           -            600
   Vista (Industrial lots)         30            -           -             30
   Other (Pre-development)         48            -           -             48
                               ______       ______      ______         ______
      Subtotal California       1,808          871         955          3,634
Texas (Pre-development):
   Houston                        174            -           -            174
   San Antonio                  1,354            -           -          1,354
                               ______       ______      ______         ______
      Total                     3,336          871         955          5,162
                               ______       ______      ______         ______

(1)  Represents 890 acres owned by third parties and managed by the Company.
(2)  Represents acreage owned by third parties and managed by the the Company.


     FARMING OPERATIONS

     The Company manages the agribusiness land (table grapes and dates) owned by the Company and its affiliated partnerships for which, depending on the profitability of each partnership, it may receive management fees. The Company also receives income for the packing and cold storage services the Company provides for some of the partnerships and third parties. The agribusiness land managed by the Company totals approximately 3,000 acres in California (this excludes approximately 700 acres of transitional land).
A large portion of the agricultural acreage is vineyard property producing table grapes.


     TABLE GRAPES

     The Company manages approximately 2,055 acres of table grapes in the Coachella Valley of Southern California, annually producing in excess of one million boxes (22 pounds per box) with an aggregate market value in excess of $10 million (although this amount can vary considerably depending on market prices). As such, the Company is one of the largest producer/shippers in the "early market," which harvests the season's first table grapes from early May through June. Cultural, harvesting and marketing expenses average 60 to 65% of market value.

     The Company's table grape operations are vertically integrated from production through packing, cold storage and shipping. The Company subleases an 80,000 square foot packing and cold storage plant from a related party which it uses as its headquarters in Coachella, processing approximately 1.5 million boxes annually of both proprietary and non-proprietary table grape production, which represents about 15% of the 10 million-box Coachella Valley table grape market.

     The table grapes are marketed under the Company's proprietary "Sun Goddess" label through an exclusive arrangement with C.H. Sales, a major Coachella Valley based produce marketer. The grapes are sold both to national and international markets. Principal customers include Vons, Safeway, Lucky, Kroger and Super Markets General, Winn-Dixie and dozens of other super market chains and indep-endent buyers. The Company is one of the largest Flame Seedless producers in the country and also grows and ships Perlettes and Thompson Seedless table grapes.

     DESERT VALLEY DATE

     Effective May 31, 1995, the Company sold its 50% partnership interest in Desert Valley Date ("DVD") to the other 50% partner. The sales consideration was $2,192,605, which resulted in a gain to the Company of $199,400. The Company's principal reason for the sale was to concentrate its resources in the grape industry. The Company, through its managed affiliates, will continue to manage and produce dates, which will be sold and processed through DVD, although these activities will be scaled down as the Company focuses expansion efforts on vineyard production.

     For the 1994 calendar year, the Company managed 479 acres of dates with approximately 4 million pounds of production. For calendar year 1995, the Company managed 205 acres (150 producing), with production estimated to be 1.3 million pounds. For 1996, this is expected to decrease to 140 acres(85 produc-ing), all being proprietary properties owned by affiliates, with annual prod-uction approximating 600,000 pounds. There are approximately 5,000 acres of dates in the Coachella Valley, which represents well over 90% of the total U.S. date industry.

     The major portion of the date harvest occurs during the months of September through December, which also coincides with the principal sales/shipping months. Prior to fiscal 1994, DVD's fiscal accounting year ended December 31. Effective in 1994, DVD adopted the Company's new fiscal year-end of August 31. The Company reported income from DVD for the period September 1, 1994 to May 31, 1995 (date of sale) of $216,208.


     MANAGEMENT OF TRANSITIONAL LAND PARTNERSHIPS

     At present, the Company manages eight transitional land partnerships holding 2,206 acres of land in California and Texas with a total initial land cost of approximately $20 million. The Company's ability to derive revenues from these partnerships is contingent on the Company's ability to sell the partnerships' land at a profit. Certain partnership agreements provide that, upon the sale of land, the limited partners will receive a specified return on their investment prior to any profit participation by the Company.

     Due to the generally depressed real estate market since 1990, particularly in California, the Company has generated only nominal revenues from its transitional land planning operations. As the real estate recovery continues (which it appears to be doing now in Texas and, to a lesser extent, in California), transitional land sales are expected to be a source of future income to the Company.

     OTHER OPERATIONS

     In June 1993, the Company entered into a financing transaction with the lessee of 667 acres of wine grape vineyards located in California and owned by the Company and an affiliated partnership. The transaction provided for the payment by the lessee of an aggregate of $3.5 million to the Company and the affiliated partnership, of which the Company's share approximated $1.5 million. Pursuant to the terms of an option agreement, the Company and an affiliated partnership could have regained title to this land if by December 1, 1995 the $3.5 million purchase price is repaid plus the cost of any capital improvements made to the property by the lessee. On November 30, 1995 the Company sold, in a non-monetary transaction, its San Luis Obispo vineyards and the related repurch-ase option to an affiliated partnership for the entity's 50% interest in a farm-ing operation in Oregon.

Competition

     The Company's Coachella Valley table grape and date agribusiness activities are supported by a 2,260-acre production base which results in the Company, through its affiliated partnerships, being a dominant supplier for these products in the "early market," which harvests the season's first table grapes from early May through June. The Company competes directly with other Coachella-based "early market" table grape producers as well as other producers located in Mexico. During the past six years, the total Coachella Valley table grape industry's producing acreage has decreased by almost 25% from an estimated 20,000 acres in 1989 to an estimated 15,000 acres at the end of fiscal 1995 due primarily to the removal of marginal acreage and decreased prices resulting from competition. It appears now that this acreage base has more or less stabilized.

     The Company's date operations for calendar year 1995 will now approximate 140 acres located in the Coachella Valley, which in turn, represents well over 90% of the total U.S. date industry. The Company competes directly with several other local date producers/processors. Because the time required to develop a commercially productive date garden can take up to 10 years and costs $15,000 to $20,000 per acre, coupled with the fact that virtually all new date seedlings ("offshoots") are controlled by a few existing producers, the date industry remains a difficult and capital intensive industry to enter which has served to lessen overall competition.

Employees

     The Company has 50 full-time employees, of whom seven were employed in administration and 43 in agribusiness. During the seasonal peak periods, employment can exceed 3,000. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that there is an ample supply of labor to met the Company's peak seasonal requirements.

Item 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices and main table grape processing cold storage facility occupy approximately 80,000 square feet of subleased space at 52-300 Enterprise Way, Coachella, California, 92236. The facility is subleased from Enterprise Packing Company, a California general partnership controlled by two officers of the Company. The sublease expires on October 31, 2002, with annual rental of $300,000 per year.

     The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under California Revenue Tax Code, the Company is offered a number of California tax benefits.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended August 31, 1995.


                            PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has traded in the over-the-counter market since 1989, trading on the OTC Bulletin Board . Set forth below are the high and low bid prices of the Common Stock between September 1, 1994 and August 31, 1995, as reported by a member firm of the National Association of Securities Dealers, Inc. that effects transactions in OTC Bulletin Board stocks and which acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                 Period        Fiscal Quarter     High     Low
              __________      _______________    ______    ______
               Fiscal 1995     1st Quarter        $0.87     $0.50
                               2nd Quarter         0.87      0.50
                               3rd Quarter         0.87      0.40
                               4th Quarter         1.37      0.43


     At August 31, 1995, there were 1,211 shareholders of record of the Company's Common Stock.


     The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     For the fiscal year ended August 31, 1995, as compared to the nine Months ended August 31, 1994.

Overview

     The Company, together with its affiliated partnerships, has its primary operations in the Coachella Valley of California, where it is a major table grape and date producer and processor. The Company also manages pre-development ("transitional") land located in Southern California and Texas.

     When the Company was incorporated, it established its fiscal accounting year ending on November 30. For fiscal 1994, the Company elected to change its year end to August 31. Accordingly, the financial data for fiscal 1994 contains nine months (December 1, 1993 through August 31, 1994) while the financial data for fiscal 1995 contains twelve months (September 1, 1994 through August 31, 1995).

Results of Operations

     REVENUES

     During fiscal 1995, the Company's revenues were derived principally from the following three sources: (i) farming operations (including packing and cold storage services), (ii) investment in DVD, and (iii) management of transitional land partnerships. For the twelve months ended August 31, 1995, the Company's gross revenues increased by $3,592,000 (45%) to $11,586,000 as compared to the nine months ended August 31, 1994 primarily due to the increased acreage owned by the Company and a profit from DVD (which reflected a loss in 1994 due to 1994 being a short year which excluded the majority of the annual revenue realized by DVD).

     CROP SALES AND OTHER FARM INCOME

     The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape packing facility (which is subleased to the Company from a related party) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2 million. The Company expects its revenues from this source to continue to increase as additional properties are acquired and more acreage is farmed by the Company and less acreage is leased to third parties.

     Crops sales and other farm income increased by $2,792,000 (42%) to $9,477,000 in fiscal 1995 as compared to fiscal 1994 primarily due to (i) the Company farming an additional 155 acres (owned by the Company) as compared to fiscal 1994, and (ii) increased overall yields on the grape acreage.

     MANAGEMENT AND OTHER FEES

     The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships, although this source will continue to decrease as additional partnership terminations are completed. A substantial portion of the management fees are earned as a share of crop profits, although this is a contingent source and not realizable in unprofitable periods. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

     Management and accounting fee income increased by $129,000 (16%) to $923,000 primarily due to there being only nine months of accounting fees in the 1994 period as compared to twelve months in the 1995 period.


     DESERT VALLEY DATE

     The Company's equity in income from Desert Valley Date increased by by $331,000 to a profit of $216,000 compared to a loss of $116,000 for the prior year. The loss in the prior year was almost exclusively due to the change in DVD's fiscal year-end from December 31 to August 31 resulting in the final four months of calendar 1994 not being reported in DVD's fiscal 1994 (this four-month period includes a substantial portion of DVD's annual revenue).

      OTHER INCOME

      Other income consists primarily of interest income and miscellaneous income. The Company generates interest income from receivables from certain of its related partnerships, affiliates and third party notes.

     Other income increased by $339,000 (54%) to $969,000 primarily due to a $70,000 (16%) increase in interest income caused by more debt being owed to the Company and a $269,000 (131%) increase in miscellaneous income.

     REAL ESTATE FEES AND PROFIT PARTICIPATION

     The Company earns fees in connection with its management of transitional land partnerships. Upon termination of these partnerships, the Company can earn substantial incentive fees based on land sale profits. However, due to the depressed real estate market the past few years, this income source has been minimal, and future income will depend upon a real estate market recovery and resulting land sales.

     OPERATING COSTS AND EXPENSES

     The Company's total operating costs and expenses were $9,825,000 and $6,942,000 for the fiscal years 1995 and 1994, respectively. These costs and expenses include, among others, farming costs and cost of crops sold, wages and salaries and depreciation.

     FARMING COSTS AND COST OF CROPS SOLD

     Farming costs and costs of crops sold increased $2,433,000 (43%) to $8,072,000 primarily as a result of additional acres being farmed. Farming costs as a percentage of crop revenues were 85% for fiscal 1995 and 84% for fiscal 1994.

     OTHER OPERATING EXPENSES

     Other operating expenses increased $240,000 (51%) to $710,000 primarily as a result of there being twelve months in fiscal 1995 and only nine months in fiscal 1994.

     WAGES AND SALARIES

     Wages and salaries increased $135,000 (26%) to $664,000 primarily due to being twelve months in fiscal 1995 as compared to only nine months in fiscal 1994.

     INCOME FROM OPERATIONS

     The Company posted operating income of $1,761,000 in fiscal 1995 as compared to operating income of $1,052,000 in fiscal 1994, primarily due to an increase in farming profits from $1,047,000 in fiscal 1994 to $1,405,000 in fiscal 1995 and a profit from DVD in 1995.

     OTHER INCOME (EXPENSE)

     Total other expense increased $244,000 (73%) from $332,000 to $576,000. This increase in other expense was due principally to an increase in interest expense by $379,000 (114%) from $332,000 to $711,000 primarily due to (i) there being twelve months in fiscal 1995 as compared to nine months in fiscal 1994 and increased farm borrowings due to the larger acreage base.

      LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or nonproducing assets. These changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

     In 1992 the Company entered into two settlement agreements related to civil lawsuits brought by investors in certain affiliated partnerships. The settlements required the Company to make payments over a six year period. These settlements are secured by certain of the Company's assets. In August,

1994, a related party, Enterprise Packing Company, assumed from the Company the two investor settlements in return for a corresponding reduction in a note it owes to the Company. The Company remains contingently liable for payments on these settlements as the other parties to the settlement agreements have not released the Company from the liability.

     In 1993 and 1994 the Company entered into settlement agreements related to two civil lawsuits with third parties. The settlements required the Company to make payments through 1998. One of the settlements was paid in 1995 and in August, 1995, a related party, Enterprise Packing Company, assumed from the Company the remaining third party settlement in return for a corresponding reduction in a note it owes to the Company. The Company remains contingently liable for payments on this settlement as the other party to the settlement has not released the Company from the settlement liablility.

     In addition to current liabilities of $5,455,000 at August 31, 1995, the Company has $5,554,000 of long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the Company obtaining anticipated harvest and working capital financing from conventional credit sources, and (ii) the Company having entered into financing arrangements which will provide for substantially all agricultural and farming costs related to the 1996 harvest, and (iii) the payment of a $2,930,000 note receivable that matures in December, 1995. The terms of the current harvest financing arrangements are interest at prevailing rates at the time of borrowing, interest accruing until maturity, with principal and interest due and payable in full at the time the harvest proceeds are realized. These financing arrangements will be collateralized by the 1996 harvest.

     The Company also believes that it may realize future earnings as a result of development fees related to the sale of transitional land located in Texas and California and owned by the Company's affiliated partnerships. The anticipated general improvement of the real estate market will be a key factor in the future success, if any, of the Company's transitional land projects.

     During fiscal 1996, the Company intends to continue its long term plan to acquire and/or develop additional table grape vineyards which are located in the Coachella Valley. It is intended that these acquisitions be financed through term loans and/or the issuance by the Company of purchase money notes. Manage-ment believes that the acquisition of these properties will enhance profit-ability through increased operating income. The continued acquisition of additional vineyards is in keeping with the Company's fully-integrated agri-business operations.


Item 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-37.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                            PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS

     The information appearing under the caption "Election of Directors" contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on February 15, 1996 (the "Proxy Statement"), is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

     The information appearing under the caption "executive Compensation" contained in the Proxy Statement is incorporated herein by reference.

Items 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions "Election of Directors" and "Principal Stockholders" contained in the Proxy Statement is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Relationships and Related Transactions" continued in the Proxy Statement is incorporated herein by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

     3.1  Certificate of Incorporation of the Company.*

     3.2  Amendments of Certificate of Incorporation.*

     3.3. Bylaws of the Company.*

     4.1  Trust Indenture between the Company and First City Bank of Dallas.*

     10.1 Coachella Packing Shed Lease.*

     10.5 Desert Valley Date Joint Venture Agreement dated April 1, 1985 between the Company and George Kirkjan, as amended March 26, 1991.**

     10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens.**

     10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright.**

     10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie.**

    10.11 Agreement and Plan of Reorganization dated as of December 16, 1988 between the Company and the shareholders of AMCOR Capital, Inc. a California corporation and wholly-owned subsidiary of the Company.**

    10.12 Lease Agreement dated April 1, 1991 between the Company and Enterprise Packing Company.**

    10.25 Sublease Agreement dated as of November 24, 1993 between the Company and Enterprise Packing Company.***

    10.26 Option to Repurchase Agreement dated as of May 31, 1993 between Shandon Hills Vineyards and AMAGCO.***

    10.27 Assignment Agreement dated as of May 31, 1993 among the Company, Shandon Hills Vineyard and AMAGCO.***

    10.28 Assignment and Assumption Agreement dated as of August 31, 1994 among the Company, Enterprise Packing Company, AMCOR Capital, Inc., AMAGCO, Fred Behrens and Robert Wright.***

    22.1  Subsidiaries of the Company.*


* Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1988 and incorporated herein by reference.

** Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991 and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended November 30, 1993 as filed with the Commission on March 15, 1994 and incorporated herein by reference.

  (b) REPORTS ON FORM 8-K

          None

                   AMCOR CAPITAL CORPORATION
                        And Subsidiaries

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND SCHEDULES
                         _____________



Report of Independent Auditors . . . . . . . . . . . . . . . . . . .     F - 2

Financial Statements of AMCOR Capital Corporation:

     Consolidated Balance Sheets, August 31, 1995 and 1994 . . . . .     F - 3

     Consolidated Statement of Operations for the year ended
       August 31, 1995 and the nine months ended August 31, 1994   . .   F - 5

     Consolidated Statement of Shareholders' Equity for the year ended August 31, 1995 and the nine months ended
       August 31, 1994          . . . . . . . . . . . . . . . . . . . .  F - 6

     Consolidated Statements of Cash Flows for the year ended
      August 31, 1995 and the nine months ended August 31,
      1994                    . . . . . . . . . . . . . . . . . . . .    F - 9

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    F - 12

Financial Statement Schedules:

     Schedule II - Accounts Receivable From Related Parties and
      Underwriters, Promoters and Employees other than Related
      Parties                             . . . . . . . . . . . . .     F - 32

     Schedule IV - Indebtedness of and to Related Parties  . . . . .    F - 33

     Schedule V - Property, Plant and Equipment  . . . . . . . . . .    F - 35

     Schedule VI - Accumulated Depreciation, Depletion and
      amortization of Property, Plant and Equipment. . . . . . . . .    F - 36

     Schedule XII - Investments other than Securities. . . . . . . .    F - 37


All other schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes.

                  REPORT OF INDEPENDENT AUDITORS
                            ___________




To the Board of Directors
AMCOR Capital Corporation


We have audited the accompanying consolidated balance sheets of AMCOR Capital Corporation and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year and nine month periods ended August 31, 1995 and 1994, respectively. These financial statements and schedules referred to below are the responsibili-ty of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOR Capital Corporation and subsidiaries as of August 31, 1995 and 1994, and the consoidated results of their operations and their cash flows for the year and nine month periods ended August 31, 1995 and 1994, respectively, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedules listed in the index are presented for purposes of complying with the Securities and Exch-ange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


KELLY & COMPANY



Newport Beach, California
December 4, 1995


                       AMCOR CAPITAL CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                        August 31, 1995 and 1994

                         (Amounts in thousands)

                                                 1995          1994
                                               ________      ________
ASSETS
Current Assets:

   Cash and equivalents                        $  1,809      $    384

   Accounts Receivable                              160           342

   Advances and accounts receivable
     due from affiliated partnerships             3,249         1,297

   Notes receivables from affiliated
     partnerships and related parties                 -         2,000

   Notes receivable, other                        3,700             -

   Inventories                                      425           289

   Prepaids and deposits                             24           169


   Accrued interest                                 144           142
                                               ________      ________

     Total current assets                         9,511         4,623

Property and Equipment, net                      10,475         9,621

Notes receivable:
   Affiliated partnerships and related parties      262         1,488
   Other                                          1,145         3,367

Investments                                         314         2,357
                                               ________      ________

     Total Assets                              $ 21,707      $ 21,456
                                               ________      ________




The accompanying notes are an integral part of the consolidated financial statements





                       AMCOR CAPITAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS
                        August 31, 1995 and 1994

                         (Amounts in thousands)

                                                 1995          1994
                                               ________      ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  2,684      $  1,356
  Advances from and accounts payable
    due from affiliated partnerships                957           598
  Notes payable, other                              345           872
  Settlement payable                                  -            94
  Income taxes payable                               12            82
  Accrued interest                                  179           255
  Deposit on financing transaction                1,278             -
                                               ________      ________
     Total current liabilities                    5,455         3,257

Settlement payable                                    -           246

Notes payable, net of current portion:
   Affiliated Partnerships                        2,218         3,269
   Other                                          3,326         3,579
Deposit on financing transaction                      -         1,278
                                               ________      ________
          Total liabilities                      10,999        11,629

Commitments and contingencies

Shareholders' equity:
  Preferred stock (250,000 shares
     authorized, no shares outstanding)
  Series A Convertible Preferred Stock
     ($0.01 par value; 750,000 shares auth-
      orized, 618,792 and 518,994 shares
      issued and outstanding at August 31,
      1995 and 1994, respectively)                    6             5
  Common stock ($0.002 par value; 15,000,000
     shares authorized, 10,331,288 and
     11,748,469 shares issued and outstanding
     at August 31, 1995 and 1994, respectively)      21            23
  Paid-in capital                                10,633        10,594
  Accumulated earnings (deficit)                     48          (796)
                                               ________      ________
     Total shareholders' equity                  10,708         9,827
                                               ________      ________
     Total liabilities and
      shareholders' equity                     $ 21,707      $ 21,456
                                               ________      ________


The accompanying notes are an integral part of the consolidated financial statements


                       AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Year Ended August 31, 1995
               and the Nine Months Ended August 31, 1994

                         (Amounts in thousands)

                                                 1995          1994
                                               ________      ________

Revenues:
  Crop sales and other farm income             $  9,477      $  6,685
  Management and other fees                         923           794
  Equity in income (loss) of investee               216          (116)
  Other income                                      970           631
                                               ________      ________
                                                 11,586         7,994
                                               ________      ________
Operating costs and expenses:
  Farming costs and cost of crops sold            8,072         5,639
  Other operating expenses                          710           471
  Wages and salaries                                664           529
  Depreciation expense                              379           303
                                               ________      ________
                                                  9,825         6,942
                                               ________      ________

Income from operations                            1,761         1,052
                                               ________      ________

Other income(expense):
  Gain on sale of assets                            135             -
  Interest expense                                 (711)         (332)
                                               ________      ________
                                                   (576)         (332)

Income before income taxes                        1,185           720

Provision for income taxes                           12            82
                                               ________      ________

Net income                                     $  1,173      $    638
                                               ________      ________
Net income per common share, share
  equivalent primary                           $   0.10      $   0.05

Net income per common share,
  share equivalent fully diluted               $   0.10      $   0.05




The accompanying notes are an integral part of the consolidated financial statements



                        AMCOR CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994



                                                                   Treasury
                                         Common       Preferred     Common
                                         Shares        Shares        Shares
                                        ________      ________      ________
Balance, November 30, 1993            11,337,750             -       (56,416)
   Net income                                  -             -             -
   Purchase of treasury shares                 -             -       (42,871)
   Shares issued in payment
      of debt                            452,377             -        57,629
   Shares issued in acquisition
      of vineyards                             -       518,994             -
   Common shares retired                 (41,658)            -        41,658
   Stock option puts retired                   -             -             -
   Preferred stock dividends                   -             -             -
                                        ________      ________      ________
Balance, August 31, 1994              11,748,469       518,994             -
   Net income                                  -             -             -
   Common shares retired              (1,279,182)            -             -
   Shares issued in acquisition
      of vineyards                             -        60,081             -
   Convert stock to debt                (500,000)            -             -
   Stock issued in payment
      of debt                            362,001             -             -
   Preferred stock dividends, accrued          -             -             -
   Issue preferred stock for
      dividends                                -        39,897             -
                                        ________      ________      ________
Balance, August 31, 1995              10,331,288       618,972             -
                                        ________      ________      ________













The accompanying notes are an integral part of the consolidated financial statements



                           AMCOR CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
  For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994

                            (Amounts in thousands)


                                         Common      Preferred      Paid-in
                                          Stock        Stock        Capital
                                        ________      ________      ________
Balance, November 30, 1993              $     22      $      -      $  4,893
   Net income                                  -             -             -
   Purchase of treasury shares                 -             -            (4)
   Shares issued in payment
      of debt                                  1             -           446
   Shares issued in acquisition
      of vineyards                             -             5         5,185
   Common shares retired                       -             -           (20)
   Stock option puts retired                   -             -            96
   Preferred stock dividends                   -             -             -
                                        ________      ________      ________
Balance, August 31, 1994                      23             5        10,594
   Net income                                  -             -             -
   Common shares retired                      (2)            -          (918)
   Shares issued in acquisition
      of vineyards                             -             1           600
   Convert stock to debt                      (1)            -          (449)
   Shares issued in payment
      of debt                                  1             -           407
   Preferred stock dividends, accrued          -             -             -
   Issue preferred stock for dividends         -             -           399
                                        ________      ________      ________
Balance, August 31, 1995                $     21      $      6      $ 10,633
                                        ________      ________      ________













The accompanying notes are an integral part of the consolidated financial statements



                           AMCOR CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
  For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994
                 Increase (decrease) in Cash and Cash Equivalents

                           (Amounts in thousands)


                                     Accumulated    Treasury
                                       Earnings      Common
                                      (Deficit)       Stock          Total
                                       ________      ________       ________
Balance, November 30, 1993             $ (1,365)     $    (18)      $  3,532
   Net income                               638             -            638
   Purchase of treasury shares                -           (22)           (26)
   Shares issued in payment
      of debt                                 -            19            466
   Shares issued in acquisition
      of vineyards                            -             -          5,190
   Common shares retired                      -            21              -
   Stock option puts retired                  -             -             96
   Preferred stock dividends                (69)            -            (69)
                                       ________      ________       ________
Balance, August 31, 1994                   (796)            -          9,827
   Net income                             1,173             -          1,173
   Common shares retired                      -             -           (920)
   Shares issued in acquisition
      of vineyards                            -             -            601
   Convert stock to debt                      -             -           (450)
   Shares issued in payment
      of debt                                 -             -            407
   Preferred stock dividends, accrued      (329)            -           (329)
   Issue preferred stock for dividends        -             -            399
                                       ________      ________       ________
Balance, August 31, 1995               $     48      $      -       $ 10,708
                                       ________      ________       ________












The accompanying notes are an integral part of the consolidated financial statements



                        AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Year Ended August 31, 1995 and the
                     Nine Months Ended August 31, 1994
             Increase <Decrease> in Cash and Cash Equivalents

                         (Amounts in thousands)


                                                      1995          1994
                                                    ________      ________

Cash flows provided by (used in) operating
  activities:
     Net income (loss)                              $  1,173      $    638

   Adjustments to reconcile net income
     (loss) to net cash provided by oper-
     ating activities:
       Depreciation expense                              379           304
       Equity in (income) loss of investee              (216)          116
       Loss on sale of assets                            135             -
       (Increase) decrease in accounts receivable         99             8
       (Increase) decrease in inventories               (136)           86
       (Increase) decrease in prepaids and deposits      146          (169)
       (Increase) decrease in accrued interest
          receivable                                      (2)            3
       (Advances to) payments from affiliated
          partnerships                                   466          (141)
       Increase (decrease) in accounts payable         1,320             4
       Increase (decrease) in income taxes payable       (69)           79
       Increase (decrease) in accrued interest payable   (76)         (145)
       Increase (decrease) in accrued expenses           (94)          152
                                                    ________      ________
   Net cash provided by (used in) operating
    activities                                         3,125            34
                                                    ________      ________
Cash flows provided by (used in) investing
   activities:
     Distribution from investee                            -           150
     Payments received on notes receivable             1,495           149
     Purchases of property and equipment                 (68)         (101)
     Sales of property and equipment                     756             -
     Purchase of investment                                -           (14)
     Sale of investment                                   50             8
                                                    ________      ________
          Net cash provided by (used in)
            investing activities                       2,233           192
                                                    ________      ________






The accompanying notes are an integral part of the consolidated financial statements

                                     F - 9

                             AMCOR CAPITAL CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                    For the year ended August 31, 1995 and the
                        Nine months ended August 31, 1994
                 Increase (Decrease) in Cash and Cash Equivalents

                            (Amounts in thousands)


                                                      1995          1994
                                                    ________      ________

  Proceeds from cash flows provided by (used in)
   financing activities:
    Proceeds from notes, loans and advances payable      100            30
    Repayment of notes, loans and advances payable    (4,033)         (156)
    Repurchase of stock                                    -           (26)
                                                    ________      ________
    Net cash used in financing
     activities                                       (3,933)         (152)
                                                    ________      ________

    Net increase <decrease> in cash                    1,425            74

Cash at beginning of year                                384           310
                                                    ________      ________
Cash at end of year                                 $  1,809      $    384
                                                    ________      ________

             Supplemental Disclosure of Cash Flow Information

                                                      1995          1994
                                                    ________      ________
Cash paid during the year for:
 Interest                                           $    724      $    209

 Income taxes                                             68             -

                Supplemental Schedule of Non-Cash Investing
                         and Financing Activities


Assets acquired in non cash transactions
     Assets acquired                                $  1,945      $  6,337
     Receivables incurred                                661             -
     Liabilities assumed                              (2,005)       (1,147)
     Issuance of preferred stock                        (601)       (5,190)







The accompanying notes are an integral part of the consolidated financial statements

                                     F - 10

                         AMCOR CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                 For the year ended August 31, 1995 and the
                     Nine months ended August 31, 1994
              Increase (Decrease) in Cash and Cash Equivalents

                     Supplemental Schedule of Non-Cash
               Investing and Financing Activities, Continued

                          (Amounts in thousands)

                                                          1995        1994
                                                       _______     _______
Satisfaction of settlement by assignment
     Receivable satisfied                                  246        2,804
     Liabilities satisfied                                (246)      (2,804)

Satisfaction of debt through issuance of stock
     Liabilities satisfied                                 407          466
     Stock issued                                         (407)        (466)

Accrual of dividends on preferred stock
     Liability incurred                                    329          70
     Reduction in retained earnings                       (329)        (70)

Retirement of stock and stock option puts
     Redeemable common stock                                 -         (96)
     Increase in Paid in Capital                             -          96

Satisfaction of debt through offset of related
  receivables
     Receivables satisfied                              17,590      24,836
     Liabilities satisfied                             (17,590)    (24,836)

Payment of preferred stock dividends
   through issuance of preferred stock
     Liabilities satisfied                                 399           -
     Stock issued                                         (399)          -

Conversion of stock to debt
     Liabilities satisfied                                (450)          -
     Stock issued                                          450           -

Retirement of stock
     Receivables satisfied                                (920)          -
     Stock retired                                         920           -

Sale of partnership interests
     Receivables incurred                                1,700           -
     Property acquired                                     165           -
     Liabilities incurred                                  (76)          -
     Partnership interest sold                          (1,789)          -




The accompanying notes are an integral part of the consolidated financial statements

                                     F - 11

                           AMCOR CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of AMCOR Capital Corporation (the "Company") and its wholly-owned operating subsidiary, ACI Farms, Inc. All significant intercompany transactions have been eliminated. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

   During the year ended August 31, 1995, the company sold AMCOR Properties, Inc., which had been inactive for several years, to a company owned by an officer of the Company. The transaction resulted in neither a gain nor a loss to the Company.

   Change in Fiscal Year

   The Company changed its fiscal year end from November 30 to August 31, effective in the year beginning September 1, 1994. The change was effected to reflect the natural business year which is the end of the twelve month cycle when business activity is at its lowest point.

   Operations and Revenue Recognition

   The Company engages in agribusiness, land planning, and development for its property and the properties of its affiliated partnerships. The Company also generates revenue through management of various limited partnerships ("affiliated partnerships") which are engaged in farming, real estate and investing activities.

   Management service fee income, primarily due from affiliated partnerships, is recognized when it is contractually due, which approximates the time that services are performed. Crop sales and other farm income are recognized on the accrual method at the time of sale.

   Cash and Equivalents

   The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with origi-nal maturities of three months or less.

   The Company has no requirements for compensating balances. The Company maintains cash balances in bank accounts which exceed federally insured limits, however the Company has not experienced any losses in such accounts.


 Continued

                           AMCOR CAPITAL CORPORATION

1. Summary of Significant Accounting Policies, Continued

   Inventories

   All direct and indirect costs of growing crops are accumulated and valued at the lower of cost or market. Harvested crops are valued at the lower of cost or market using the average cost method.

   Property and Equipment

   Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expendi-tures for normal maintenance and repairs are charged to income, and signifi-cant improvements are capitalized. The cost and related accumulated depreci-ation of assets are removed from the accounts upon retirement or other disposition; any resulting profit or loss is reflected in the statement of operations.
                                          Estimated Useful
                                                 Life
                                        __________________
          Vehicles and farm equipment           3-10 years
          Office furniture and equipment        3-10 years
          Vineyard development costs              15 years
          Building                                30 years

   Investments

   The Company has investments in certain of its affiliated partnerships, as well as third-party entities. One of these investments, Desert Valley Date, was accounted for utilizing the equity method until it was sold during the year ended August 31, 1995. The Company's remaining investments are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, which is adopted during 1994. The estimated fair value amounts have been determined by the Company to approximate their carrying value.

   Income Taxes

   The Company and its corporate subsidiaries file consolidated federal income and combined state franchise tax returns. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.


 Continued

                           AMCOR CAPITAL CORPORATION

1. Summary of Significant Accounting Policies, Continued

   Disclosures about Fair Values of Financial Instruments

   The Company accounts for the value of financial instruments using the fair value method as described in the Statement of Financial Standards No. 107 (SFAS 107). SFAS No. 107 was adopted by the Company during 1995. The Company has applied its requirements to the 1994 financial statements for purposes of comparability and no changes were required.

   Reclassifications

   Certain reclassifications have been made to the 1994 financial statements in order to conform to the 1995 presentation.

2. Change in Fiscal Year

   The Company changed its fiscal year end from November 30 to August 31,
   effective in the year beginning September 1, 1993.   The comparability of the
   financial statements may be affected by the difference in the length of the two periods included in this report.

3. Advances and Accounts Receivable Due from Affiliated Partnerships and Advances and Accounts Payable Due to Affiliated Partnerships

   Accounts receivable from affiliated partnerships consist primarily of farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California, and advances to certain partnerships with repayment anticipated from crop sales. These amounts are without interest, are not collateralized, and are due on demand.

   Accounts payable to other affiliated partnerships consist primarily of receipts of crop sales exceeding advances for farming costs on behalf of various partnerships. These amounts are without interest, are not collater-alized, and are due on demand.

4. Inventories

   Inventories consist of growing crops which represent the incurred costs of growing farm products on the Company's own behalf, such as chemicals and certain other farming supplies.





 Continued

                         AMCOR CAPITAL CORPORATION

5. Property and Equipment                       (Amounts in thousands)
                                                  1995           1994
                                                 ______         ______
   Property and equipment consists of the following:
        Vineyard development costs              $ 7,183        $ 6,663
        Vehicles and farm equipment               1,173          1,129
        Office Furniture and equipment               51             45
        Leasehold improvements                       61             42
        Building                                    155              -
                                                 ______         ______
                                                  8,623          7,879
        Less:  Accumulated amortization and
            depreciation                          1,413          1,108
                                                 ______         ______
                                                  7,210          6,771
        Land                                      3,265          2,850
                                                 ______         ______
                                                $10,475       $  9,621


6. Notes Receivable from Affiliated Partnerships

                                                (Amounts in thousands)
                                                  1995          1994
                                                 ______        ______
   Notes receivable from affiliated partnerships
   collateralized by farm property, with an
   interest rate of 6% per annum, the notes
   were paid in 1995.                           $     -        $  698

   Notes receivable from affiliated partnership
   with an interest of 5% per annum, the note
   is due December 31, 1997.                        262         2,790
                                                 ______        ______
                                                    262         3,488
     Less:  current portion                           -        (2,000)
                                                 ______        ______
                                                $   262      $  1,488
                                                 ______        ______






 Continued

                           AMCOR CAPITAL CORPORATION

7. Notes Receivable from Third Party
                                                      (Amounts in thousands)
                                                          1995        1994
                                                         ______      ______

   Note receivable from a third party, collateralized
   by farm property with an interest rate of 8% per
   annum; the note is due December 21, 1995.            $ 2,930     $ 2,930

   Notes receivable from a third party, collateralized
   by farm property with an interest rate of 6.5% per
   annum; the notes are due November 21, 1998.              437         437

   Note receivable from sale of partnership interest
   with an interest rate of 6% per annum; principal
   and interest payments of $225,632 are due each
   December 15 through 1998.                              1,478           -
                                                         ______      ______
                                                          4,845       3,367
          Less:  current portion                          3,700           -
                                                         ______      ______
                                                         $1,145     $ 3,367
                                                         ______      ______

   Pursuant to the terms of settlement agreements related to prior civil litigation, notes receivable from a third party were pledged as collateral. The settlement agreements provide for the substitution of adequate collater-al, and it is the Company's intention to replace the 8% note receivable with other collateral prior to the note's maturity in December, 1995.


8. Investments
                                                       (Amounts in thousands)
                                                          1995        1994
                                                         ______      ______
   Investments consist of the following:

   Investment in Desert Valley Date utilizing the
     equity method of accounting                        $     -     $ 1,827

   Investment accounted for by the financial
     instruments - fair value method:
          Atlantic Holdings                                 300         300
          Vista Land & Farming                                -         216
          Other                                              14          14
                                                         ______      ______
                                                            314         530
                                                         ______      ______
                                                        $   314     $ 2,357

 Continued

                           AMCOR CAPITAL CORPORATION

8. Investments, Continued

   In 1995 the Company sold its fifty percent general partnership interest in Desert Valley Date (See Note 18). Desert Valley Date processed and marketed Dates. The Partnership sold its retail grade product to customers ranging from individuals to food retailers. Its industrial grade product was sold primarily to food manufacturers who use the product as a non-fat, non-cholesterol, low sodium filler in foods for the health-conscious.

   The Company is a general partner in a number of the affiliated partnerships; however, its investment in and equity in their operations is not material.


9. Notes Payable
                                                        (Amounts in thousands)
                                                           1995        1994
                                                          ______      ______
   Unsecured

     Notes payable to affiliated partnerships and other related parties consist of the following:

        Notes payable to affiliated partnerships,
          with interest rates of 6% per annum; the
          notes are due December, 1997.                  $ 1,768     $ 2,935

        Notes payable to affiliated partnerships,
          with an interest rate of 5% per annum;
          the notes were paid in 1995.                         -         334

        Note payable to an employee, with an
          an interest rate of 5.9% per annum. The
          note is due in September, 1996.                    450           -
                                                          ______      ______
                                                           2,218       3,269
                                                          ______      ______






 Continued

                          AMCOR CAPITAL CORPORATION

9. Notes Payable, Continued
                                                       (Amounts in thousands)
   Unsecured, Continued
                                                          1995        1994
                                                         ______      ______
     Notes payable to third parties
     consist of the following:

        Notes payable, with various interest rates
         from 12% to 14% per annum; the notes
         are due in 1995 and 1996.                           40         392

        Note payable, with an interest rate of
          8% per annum the note is due in December,
          1998.                                             150         150
                                                         ______      ______
                                                            190         542
                                                         ______      ______
     Total unsecured notes payable                      $ 2,408     $ 3,811
                                                         ______      ______
   Collateralized

     Notes payable to third parties
     consist of the following:

        Notes payable collateralized by real property,
        all with an interest rate of 10% per annum;
        the notes were due at various times during
        1994 and 1995.  In 1995, the terms on
        $200,000 of these notes were extended to
        August, 1997.  The balance of these notes
        are in default as of August 31, 1995.           $   505     $   750

        Notes payable collateralized by real property
        with an interest rate of 5% per annum;
        the notes are due on December 31, 1997.           2,976       3,006

        Contract payable, collateralized by real property,
        with an interest rate of 12% per annum; the
        contract although due in equal installments in
        1996 and 1997 was paid in full in 1995.               -         152
                                                         ______      ______
   Total collateralized notes payable                     3,481       3,908
                                                         ______      ______
     Total notes payable                                  5,889       7,719
     Less: current maturities                              (345)       (872)
                                                         ______      ______
                                                        $ 5,544     $ 6,847
                                                         ______      ______


 Continued

                        AMCOR CAPITAL CORPORATION

9. Notes Payable, Continued

   Maturities of notes payable for the fiscal years ending August 31:

                       (Amounts in thousands)
          1996                345
          1997                650
          1998              1,768
          1999              3,127

   In some instances as notes payable reach their maturity and the Company has not retired of all the debt, management has successfully negotiated new terms on the remaining debt.

   Interest expense

   Interest expense during the year ended August 31, 1995, and the nine-month period ended August 31, 1994, was $711,039 and $332,555 respectively. The increase in the interest expense from the nine-month fiscal period ended August 31, 1994, to the year ended 31, 1995, resulted from the short cycle in fiscal 1994 and increased farming operations and the related crop financ-ing due to farm land acquired at the end of fiscal 1994.


10. Deferred Income Taxes

   The components of the provision for income taxes are as follows:

                                             (Amounts in thousands)
                                                 1995      1994
     Current expense:                           ______    ______
          Federal                               $   10    $   20
          State                                      2        62
                                                ______    ______
          Total provision                       $   12    $   82
                                                ______    ______

   Significant components of the Company's deferred income tax assets and liabilities at August 31, 1995 and 1994 are as follows:

                                              (Amounts in thousands)
                                                  1995      1994
                                                 ______    ______
   Deferred tax assets:
   Capital loss carryforward                     $   51    $  192
   Net operating loss carryforward                   39       310
   Partnerships losses                                -        50
   State tax credit carryforward                    443         -
   Other                                              1        21
                                                 ______    ______
          Total deferred income tax assets          534       572
     Valuation allowance                           (534)     (572)
                                                 ______    ______
          Net deferred income taxes              $    -    $    -


 Continued

                         AMCOR CAPITAL CORPORATION

10. Deferred Income Taxes, Continued

   Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

   Tax expense at U.S. statutory rate               34.0%      34.0%
   State tax provision                               1.0        9.3
   (Benefit) of net operating loss                 (36.8)     (32.0)
   Other                                             2.8          -
                                                  ______     ______
          Effective income tax rate                  1.0%      11.3%

   The Company has capital loss carryforwards for federal and state income tax purposes of $118,737 that expire in 1998. The Company has a federal net operating loss carryover of $114,044 that will expire in 2008. The Company has a state income tax credit carryforward of $389,271 that expires in 2010.

   The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under California Revenue Tax Code, the Company is offered a number of California tax benefits. For the year ended August 31, 1995 the Company utilized the hiring tax credit and the sales and use tax credit to reduce its current state tax expense.

11. Settlement Payable

   In 1993 and 1994 the Company entered into settlement agreements related to two civil lawsuits with third parties. The settlement agreements require the Company to make payments through 1998. One of the settlements was paid in 1995.

   In August, 1995, a related party, Enterprise Packing Company, assumed from the Company the remaining third party settlement in return for a correspond-ing reduction in a note it owes to the Company. The Company remains contingently liable for payments on this settlement as the other parties to the settlement agreement have not released the Company from the settlement liability (See Note 12).


12. Commitments and Contingencies

   Commitments

      The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at August 31, 1995 are as follows:
               1996                                       $   327,636
               1997                                           324,676
               1998                                           323,064
               1999                                           315,200
               200 and thereafter                             900,000

               Total future minimum lease payments        $ 2,190,576



 Continued

                          AMCOR CAPITAL CORPORATION

12. Commitments and contingencies, Continued

   Commitments, Continued

   Rental expense, resulting from operating lease agreements, was $232,696 and $262,928 during the year ended August 31, 1995 and the nine months ended August 31, 1994, respectively. For the year ended August 31, 1995 only, facility rent was adjusted by the landlord.

   Contingencies

   The following is a summary of the debt service requirements for which the Company is contingently liable relating to loans and other debts of the affiliated partnerships guaranteed by the Company:

               1996                           $ 4,372,723
               1997                                     -
               1998                               369,000
               1999                                     -
               2000 and thereafter                      -
                                               __________
                                              $ 4,741,723

   In August, 1994 a related party assumed from the Company two investor settle-ments in return for a corresponding reduction in a note it owed to the Company. The assignment of the two settlements does not bar the other parties from looking for satisfaction from the Company if the related party fails to perform as required under the settlements.

    Contingencies

    As described in Note 11, the Company, in 1995, assigned its obligations under a settlement to a related party in consideration for a reduction in a note receivable from the related party. The assignment requires the related party to make the settlement payments on behalf of the Company. The assignment of the settlement does not bar the parties from looking for satisfaction from the Company if the related party fails to perform as required under the settlement.










 Continued

                            AMCOR CAPITAL CORPORATION

12. Commitments and contingencies, Continued

    Contingencies, Continued

    The Company has pledged certain of its assets as collateral for these assigned settlements. The following is a summary of the three settle-ments' payment requirements for which the Company is contingently liable:

               Year             Payment Due

               1996             $        -
               1997                250,000
               1998                580,000
               1999                      -
               2000                      -
                                __________
               Total            $  830,000


13. Profit-Sharing Plan

   Effective December 1, 1985, the Company established a noncontributory profit-sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No contributions were made to the plan during 1994 or 1995. The Company terminated the plan as of June 30, 1995.

14. Common Stock and Stock Options

   During 1990, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 are exercisable at $.33 per share and expire in November, 1996. These options were granted in connection with the 1989 partnership restruct-ure of two of the affiliated partnerships in which the officers of the Company were general partners.

   The remaining 908,266 options are exercisable at $0.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

   During 1995, the Company adopted a new stock option plan for Company employees and vendors. The Company granted no options to purchase shares of its common stock under the plan during 1995.





 Continued

                           AMCOR CAPITAL CORPORATION

15. Affiliated Partnerships

   The Company through 1989 syndicated more than 150 Limited Partnerships, many of which have now been liquidated. The Company managed 24 of these partner-ships in 1995 and 1994. These partnerships are involved in farming, real estate, and related agribusiness activities. Certain partnerships have pur-chased land from the Company at the Company's basis. In certain cases, partnerships have not recorded their title to the land. The Company and/or certain officers of the Company are general partners in the partnerships. The accounting policies used by the partnerships are the same as those used by the Company. The aggregate financial data of the partnerships is on the following page:





























 Continued

                           AMCOR CAPITAL CORPORATION

15. Affiliated Partnership, Continued
                           Balance Sheets - Unaudited
                                                    (Amounts in thousands)
                                                    August 31,    August 31,
                                                       1995          1994
                                                    __________   __________
     Cash                                          $         1   $       18
     Accounts and advances receivable                      981          986
     Notes receivable                                    3,903        3,490
     Property and equipment, net                         2,963        6,670
     Investments                                        28,993       28,592
     Other assets                                          469          734
                                                     _________     _________
        Total assets                                $   37,310    $  40,490
                                                     _________     ________
     Accrued liabilities                            $    5,711    $   2,082
     Notes payable                                       7,107        7,623
     Other liabilities                                       -        1,219
                                                     _________     ________
          Total liabilities                             12,818       10,924
     Partnership capital                                24,492       29,566
                                                     _________     ________
        Total liabilities and partnership capital   $   37,310    $  40,490
                                                     _________     ________

                         Income Statements- Unaudited
                      for the Year Ended August 31, 1995
                   and the Nine Months Ended August 31, 1994

                                                       1995          1994
                                                     _________     ________

     Farm revenue                                   $    1,644    $   4,576
     Land sales                                             15        1,525
     Interest income                                       455          351
     Other income                                            -            6
                                                     _________     ________
          Total revenue                                  2,114        6,457
                                                     _________     ________

     Crop costs                                          1,925        4,978
     Cost of land sold                                       2          504
     Interest expense                                      580        1,038
     Management fees                                       652          563
     Depreciation expense                                  130          564
     Other operating expense                               924        1,269
     (Gain) Loss on sale of assets                         (88)       1,116
     Bad debts                                             717          223
                                                      ________      _______
          Total expense                                  4,842       10,255
                                                      ________      _______

          Net loss                                   $  (2,728)    $ (3,798)


   Continued

                           AMCOR CAPITAL CORPORATION

16. Financing Transaction

   In 1993 the Company entered into a transaction with the lessee of a 667-acre San Luis Obispo County, California, wine grape vineyard owned by the Company and an affiliated partnership. The transaction provided for the lessee to purchase the 667 acres for $3.5 million, which was approximately 65% of the fair market value of the vineyards at that time. The transaction has been treated as a financing transaction under the deposit method. By December, 1995, the Company was required to exercise a repurchase option to regain title to the vineyards. The option price was $3.5 million plus the costs of any capital improvements made to the property by the lessee. Subsequent to year end the Company sold its vineyards and repurchase option to an affiliated partnership (See Note 22).


17. Acquisition of Properties

   In two separate transactions during 1995 the Company acquired 220 acres of table grape vineyards located in the Coachella Valley, California from affiliated partnerships. The Company's acquisition prices of these propert-ies consisted of the following:
                                             Coachella
                                             Vineyards

          Assumption of debt               $ 1,344,187
          Issuance of preferred stock          600,813
                                           ___________
                                           $ 1,945,000

   The acquisition price of the vineyards was equal to the current fair market value of the assets.

   Amounts appearing in the 1995 consolidated financial statements for these properties follow:

          Net book value of properties      $ 1,907,056
          Revenue                             1,678,157
          Operating costs                     1,738,998








 Continued

                           AMCOR CAPITAL CORPORATION

18. Divestiture of Partnership Interest

   On May 31, 1995 the Company sold its fifty percent general partnership interest in Desert Valley Date, which is the largest date processor in the Coachella Valley. It processes and markets dates to retail and industrial users across the country. The sale resulted in a pretax gain of $199,400. The sales price consisted of the following:

               Cash                     $   50,000
               Note receivable           1,477,605
               Building                    155,000
               Land                        510,000
                                         _________
                                        $2,192,605

   The Partnership sold the land at its cost of $500,000 and the building at an agreed upon value of $165,000.


19. Disclosures about Fair Values of Financial Instruments

   SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of all financial instruments both on and off the Company's balance sheets. The estimated fair value amounts have been deter-mined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

   Cash and equivalents, accounts receivable advances, certain other current assets, accounts payable, current maturity of long term debt, and certain other current liability asset amounts reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

   Long term receivables:

   The fair value is estimated by determining the net present value of antici-pated future cash flows. The carrying amount on the balance sheet is less than the fair value due to the change in interest rates since the debt originated.





 Continued

                          AMCOR CAPITAL CORPORATION

19. Disclosures about Fair Values of Financial Instruments, Continued

   Investments:

   The fair value is estimated by examining the overall financial health of the entities in which the Company has invested. The amount reported in the balance sheet approximates fair value.

   Long term debt:

   The fair value is estimated by determining the net present value of future payments. The carrying amount on the balance sheet exceeds the fair value of the debt due to the change in interest rates from the time the debt was incurred to the current period.
                                                       (Amounts in thousands)
                                                        Carrying       Full
                                                          Value        Value
                                                       _________     _________
   Current assets:
        Cash and equivalents                           $   1,809     $   1,809
        Accounts receivable                                  160           160
        Advances and accounts receivable due from
           affiliated partnerships                         3,249         3,249
        Notes receivable, other                            3,700         3,700
        Other current assets                                 168           168
   Other assets:
        Notes receivable
           Affiliated partnerships and related parties       262           234
           Other                                           1,145         1,042
        Investments                                          314           314
   Current liabilities:
        Accounts payable                                   2,684         2,684
        Advances and accounts payable due to
             affiliated partnerships                         957           957
        Notes payable, other                                 345           345
        Income taxes payable                                  12            12
        Accrued interest                                     179           179
        Deposit on financing transaction                   1,278         1,278
   Other liabilities:
        Notes payable, net of current portion
             Affiliated partnerships                       2,218         2,061
             Other                                         3,326         3,006

   Financial instruments with off balance sheet risk:
       Settlements                                           830           652
       Financial guarantees                                4,742         4,280




 Continued

                            AMCOR CAPITAL CORPORATION

20. Earnings per Common Share

   In 1995 the computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as applicable, outstanding during the year ended August 31, 1995 and the nine months ended August 31, 1994 was 11,593,949 and 12,155,499, respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the year ended August 31, 1995 was 11,901,517. For the nine months ended August 31, 1994 primary and fully diluted earnings per share were the the same due to minimal trading in the Company's stock.

21. Stock transactions

   Common stock retired

   In 1995 the restriction on certain shares of common stock that had been issued to affiliated partnerships terminated and the shares were issued to the partners in the affiliated partnerships. The general partners assigned their 703,682 shares of the distribution to the Company which retired the shares at no gain or loss to the Company.

   In 1995 the Company received 288,000 shares of common stock from an individual in payment of a receivable and retired the stock.

   During 1995, an affiliated partnership had acquired 287,500 shares of the Company's common stock. Subsequently, they sold the stock to the Company at their acquisition price in exchange for reduction in an amount due from them to the Company and retired the stock.

   Exchange debt for stock

   During 1995, the Company converted 500,000 shares of common stock held by an individual to debt and retired the stock.


22. Subsequent events

   A. On September 30, 1995, the Company acquired notes receivable of $1,306,190 and assumed notes payable secured by these notes of $940,000, in exchange for a reduction in advances due to the Company by three affiliated partnerhsips of $189,362 and an increase in advances due by the Company to the three affiliated partnerships of $176,708. This transaction resulted in no gain or loss to the Company.



 Continued

                         AMCOR CAPITAL CORPORATION

22. Subsequent events, Continued

   B. On October 31, 1995 the Company purchased vineyards and related deferred crop costs from three affiliated partnerships for $2,057,723. The pur-chase price consists of the assumption of short term notes payable of $800,000 and accrued expenses of $226,615, a reduction in advances due to the Company by affiliated partnerships of $716,268 and an increase in advances due from the Company to affiliated partnerships of $314,840. This transaction resulted in no gain or loss to the Company.

   C. On November 30, 1995 the Company sold, in a non-monetary transaction, its San Luis Obispo vineyards and a related repurchase option referred to in Note 16 to an affiliated partnership for the entity's 50% interest in a farming operation in Oregon. The asset received was recorded at fair market value as it was not possible to readily determine the value of the vineyards and option exchanged. The Oregon farming operation was valued at $2,426,000 in the transaction. The transaction resulted in a gain of $830,786 and also reduced advances due from an affiliated partnership by $508,200.

   As the subsequent events are significant to the Company's balance sheet, a pro forma balance sheet at August 31, 1995 which assumes that the events occurred on that date follows.



















 Continued

                        AMCOR CAPITAL CORPORATION

23. Subsequent events, continued

                         Pro Forma Balance Sheet (Unaudited)
                                  August 31, 1995

                               (Amounts in thousands)
                                                     Pro Forma
                                        Company      Adjustments   Pro Forma
                                       __________    __________    __________
ASSETS
 Current assets
   Cash and equivalents                $    1,809    $             $    1,809
   Accounts receivable                        160                         160
   Advances due from affiliates             3,249 (A)      (189)
                                                  (B)      (716)
                                                  (C)      (508)        1,836
   Notes receivable, other                  3,700                       3,700
   Inventories                                425 (B)       117           542
   Prepaids and deposits                       24                          24
   Accrued interest                           144 (A)        85           229
                                       __________    __________    __________
      Total current assets                  9,511        (1,211)        8,300

 Property and equipment                    10,475 (B)     1,940
                                                  (C)    (2,365)       10,050
 Notes receivable
   Affiliated partnerships and
      related parties                         262                         262
   Other                                    1,145 (A)     1,221         2,366

 Investments                                  314 (C)     2,426         2,740
                                       __________    __________    __________
      Total assets                     $   21,707    $    2,011    $   23,718
                                       __________    __________    __________
LIABILITIES AND SHAREHOLDERS EQUITY
 Current liabilities
   Accounts payable                    $    2,684 (B) $     163    $    2,847
   Advances                                   957 (A)       177
                                                  (B)       315         1,449
   Notes payable, affiliates                      (B)       800           800
   Notes payable, other                       345                         345
   Income taxes, payable                       12                          12
   Accrued interest                           179 (B)        64           243
   Deposits                                 1,278 (C)    (1,278)            -
                                       __________    __________    __________
      Total current liabilities             5,455           241         5,696

 Notes payable
   Affiliated partnerships                  2,218 (A)       571         2,789
   Other                                    3,326 (A)       369         3,695
 Shareholders' equity                      10,708 (C)       830        11,538
                                       __________    __________    __________
      Total liabilities and
        shareholders' equity           $   21,707         2,011    $   23,718

 Continued

                            AMCOR CAPITAL CORPORATION

23. Subsequent events, Continued


    (A) Acquisition of notes receivable
    (B) Purchase of vineyards from affiliated partnerships
    (C) Sale of vineyards and repurchase option for a 50% interest in an Oregon farming entity.

                           AMCOR CAPITAL CORPORATION
                                  SCHEDULE II
                Accounts Receivable from Related Parties and
      Underwriters, Promoters and Employees other than Related Parties
 For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994

                            (Amounts in thousands)



          Col. A         Col. B     Col. C           Col. D           Col. E
                       Balance at                                   Balance at
                       Beginning                Amounts    Written   Period End
     Name of Debtor    of Period   Additions   Collected     Off      Current
    _______________     _______     _______      _______    _______    _______


NINE MONTHS ENDED AUGUST 31, 1994

Oasis Date             $    162    $    255     $    138    $     -    $   279
Travertine Flame            149         922        1.071          -          -
Coachella-85                298         746        1,044          -          -
Agri-Cal Venture             67         169           37          -        199
WAVA                        236       3,208        3,137          -        307
Under $100,000              308       8,239        8,035          -        512
                        _______    ________      _______     _______    ______
                       $  1,220   $  13,539     $ 13,462    $     -    $ 1,297



YEAR ENDED AUGUST 31, 1995

Oasis Date             $    279   $     114     $    126    $     -    $   267
Agri-Cal Venture            199         161           52          -        308
WAVA                        307       4,257        3,448          -      1,116
Enterprise Packing           54       2,598        1,871          -        781
Lifemark Farming              0       2,227        1,848          -        379
Dixie Ventures-86             9         560          428          -        141
Coachella Fruit               0         530          390          -        140
Under $100,000              449       7,198        7,519         11        117
                        _______    ________      _______    _______     ______
                       $  1,297   $  17,645     $ 15,682    $    11   $  3,249

                             AMCOR CAPITAL CORPORATION
                                    SCHEDULE IV
                Indebtedness of and to Related Parties - Not Current
                     For the Nine Months Ended August 31, 1994

                               (Amounts in thousands)

                       Balance at                           Balance
                       Beginning                            At End
     Name              Of Period    Additions   Deductions  Period Of
    _____               ________     ________    ________    ________


INDEBTEDNESS OF:

Enterprise Packing      $  2,924     $      -    $ (2,924)   $      -
Enterprise Packing         1,290            -      (1,290)          -
Enterprise Packing           943        3,594      (3,747)        790
Lake Valley                  234          313        (234)        313
Vista Ag Realty              164          385        (164)        385
Dixie Pecan                  149            -        (149)          -
                        ________      _______     _______     _______
                        $  5,704     $  4,292    $ (8,508)   $  1,488



INDEBTEDNESS TO:

Fred Behrens            $    (85)    $    (97)   $     85    $    (97)
Jacques Genicot             (480)           -         480           -
Coastal Varietal            (157)           -           -        (157)
Amcor Realty III            (273)      (1,551)        273      (1,551)
Pump Station III            (100)           -           -        (100)
Columbia Basin              (334)           -           -        (334)
G-R Vineyards               (142)           -           -        (142)
DEC                           (8)           -           8           -
Texas Farm Venture          (575)        (328)        575        (328)
Rancho Calif II             (528)         (93)        528         (93)
ASF-I                       (341)           -          24        (317)
Agri Venture                (100)           -         100           -
Tex Cal Partners             (63)           -           5         (58)
Shandon Partners            (111)           -          19         (92)
                         _______      _______     _______     _______
                        $ (3,297)    $ (2,069)   $ (2,097)   $ (3,269)

                           AMCOR CAPITAL CORPORATION
                                  SCHEDULE IV
               Indebtedness of and to Related Parties - Non Current
                       For the Year Ended August 31, 1995

                            (Amounts in thousands)



                        Balance at                             Balance
                         Beginning                             At End
     Name                Of Period    Addition   Deductions    Of Period
   _______               ________     ________    ________     ________


INDEBTEDNESS OF:

Enterprise Packing     $      790     $      -    $    528     $    262
Lake Valley                   313            -         313            -
Vista Ag Realty               385            -         385            -
                         ________     ________     ________      _______
                       $    1,488    $       -    $   1,226     $    262



INDEBTEDNESS TO:

Fred Behrens           $      (97)   $       -    $      97     $      -
Coastal Varietal             (157)           -          157            -
Amcor Realty III           (1,551)          (6)           -       (1,557)
Pump Station III             (100)           -          100            -
Columbia Basin               (334)           -          334            -
G-R Vineyards                (142)           -          142            -
Texas Farm Venture           (328)           -          117         (211)
Rancho Calif. II              (93)           -           93            -
ASF-I                        (317)           -          317            -
Tex-Cal Partners              (58)           -           58            -
Shandon Partners              (92)           -           92            -
Jacques Genicot                 -         (450)           -         (450)
                         ________      _______     ________      _______
                        $  (3,269)    $   (456)   $   1,507     $ (2,218)

                               SCHEDULE V
                       Property, Plant and Equipment
 For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994

                         (Amounts in thousands)



     Col. A                   Col. B      Col. C    Col. D   Col. E.   Col. F
                            Balance at                                Balance at
                            Beginning    Additions   Retire   Other     End of
   Classification           Of Period     At Cost     ments  Changes    Period
   _____________            ________     ________   _______   ______   ________


NINE MONTHS ENDED AUGUST 31, 1994:

Vehicles and farming
   equipment                $  1,062     $     67   $     -   $    -   $  1,129
Office furniture and
   equipment                      11           34         -        -         45
Leasehold improvements            42            -         -        -         42
Vineyard development costs     2,474        4,189         -        -      6,663
Land                             702        2,148         -        -      2,850
                             _______      _______     _____    _____   ________
                            $  4,291     $  6,438    $    -   $    -  $  10,729



YEAR ENDED AUGUST 31, 1995:

Buildings                   $      -     $    155    $    -   $    -  $     155
Vehicles and farming
   equipment                   1,129           44         -        -      1,173
Office furniture and
   equipment                      45            6         -        -         51
Leasehold improvements            42           19         -        -         61
Vineyard development costs     6,663        1,382       862        -      7,183
Land                           2,850          670       255        -      3,265
                             _______      _______    ______    _____   ________
                            $ 10,729     $  2,276   $ 1,117   $    -  $  11,888

                          AMCOR CAPITAL CORPORATION
                                 SCHEDULE VI
            Accumulated Depreciation of Property, Plant and Equipment
 For the Year Ended August 31, 1995 and the Nine Months Ended August 31, 1994

                           (Amounts in thousands)



     Col. A                Col. B      Col. C      Col. D    Col. E.      Col. F
                         Balance at   Additions            Other Changes Balance
                         Beginning    Charged to   Retire  Added/Deducted at end of
  Classification           Period   Costs/Expenses  ments    Described   Period
  ______________         ________      ________    ______    ________   ________


NINE MONTHS ENDED AUGUST 31, 1994:

Vehicles and farming
   equipment             $    522      $    118    $    -    $      -   $    640
Office furniture and
   equipment                    4             2         -           -          6
Leasehold improvements          8             5         -           -         13
Vineyard development costs    271           179         -           -        450
                          _______       _______     _____     _______    _______
                         $    805      $    304    $    -    $      -   $  1,109



YEAR ENDED AUGUST 31, 1995:

Buildings                $      -      $      -    $    -    $      -   $      -
Vehicles and farming
   equipment                  640           163         -           -        803
Office furniture and
   equipment                    6             5         -           -         11
Leasehold improvements         13             6         -           -         19
Vineyard development costs    450           204        74           -        580
                          _______       _______     _____     _______    _______
                         $  1,109      $    378    $   74    $      -   $  1,413

                              AMCOR CAPITAL CORPORATION
                                    SCHEDULE XII
                          Investment Other Than Securities
                                  August 31, 1995


                 Col. B      Col. C       Col. D             Col. E
                                                         Amts at which each
                 Number       Cost     Market Value of  portion of Equity Sec.
                of Shares   of each    each issue at   issue and each Share Sec.
                or Units     Share   Balance Sheet Date  carried on Bal. Sheet
                ________    _______     __________       ____________________



Name of Issuer and
Title of each issue
__________________


Partnership Interest:

Atlantic Holdings
 -Limit ptrshp     47,352   $  5.00         *               $  236,760
 -Bank and Trust   34,094      2.275        *                   77,569
                                                              ________
    Total                                                   $  314,329




*   Readily determined market value or quotations are not available. The
     Board of Directors believes that the market value is not below its carrying value

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 1995            AMCOR CAPITAL CORPORATION


                                   By:     /S/FRED H. BEHRENS
                                      Fred H. Behrens, Chairman of
                                      the Board and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                        Title                          Date

/S/FRED H. BEHRENS    Chairman, Chief Executive Office       December 14, 1995
Fred H. Behrens      (Principal Executive Officer), Chief
                      Financial Officer (Principal Financial
                      and Accounting Officer) and Director

/S/ROBERT A. WRIGHT   President, Chief Operating Officer
Robert A. Wright      and Director                           December 14, 1995

/S/GRACEN JOHNSEN     Secretary                              December 14, 1995
Gracen Johnsen