Form 10QSB
period 1995-11-30
AMCOR CAPITAL CORP
filed 1996-01-16
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended November 30, 1995

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

                          Yes [X]      No [ ]

  The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 10,335,631 on January 12, 1996.

                    PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

        The consolidated financial statements included herein have been prepared by AMCOR Capital Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended August 31, 1995. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

        In prior quarters the Company reported its operating results on the basis of a full twelve-month period. As a result of the Company's change to an August 31 year-end to conform to its natural crop cycle, the Company is now reporting its operating results on a normal fiscal quarterly basis.


                            AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       November 30, 1995 and August 31, 1995

                             (Amounts in thousands)


                                            November 30,
                                                1995        August 31,
                                            (Unaudited)        1995
                                             _________      _________
ASSETS
Current assets:
  Cash                                     $       697    $     1,809
  Accounts receivable, prepaids
     and accrued interest                          301            328
  Notes receivable                               3,321          3,700
  Advances and accounts receivable due
        from affiliated partnerships and
        related parties                          3,667          3,249
  Inventories                                    1,000            425
                                             _________      _________
        Total current assets                     8,986          9,511

Property and equipment, net                     10,024         10,475

Notes receivable:
  Affiliates and related parties                     0            262
  Other                                          2,257          1,145

Investments                                      2,426            314
                                             _________      _________

        Total assets                       $    23,693    $    21,707
                                             _________      _________










The accompanying footnotes are an integral part of the consolidated financial statements

                            AMCOR CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET, CONT.
                      November 30, 1995 and August 31, 1995

                            (Amounts in thousands)


                                            November 30,
                                               1995          August 31,
                                            (Unaudited)         1995
                                             _________        _________
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                         $     2,361       $    2,684
  Advances from affiliated partnerships          1,167              957
  Notes and loans payable                        1,817              345
  Accrued interest and other payables              305            1,469
                                             _________        _________
        Total current liabilities                5,650            5,455

Deferred tax liability                              82                0

Notes and loans payable, net of
  current portion:
   Affiliates                                    3,278            2,218
   Other                                         3,638            3,326
                                             _________        _________
         Total liabilities                      12,648           10,999

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)                -                -
  Series A Convertible Preferred
  Stock ($.01 par value; 750,000
   shares authorized, 618,972
   and 518,994 shares issued and
   outstanding)                                      6                6
  Common stock ($.002 par value;
   15,000,000 shares authorized,
   10,335,631 shares and 10,331,288
   shares issued and outstanding)                   21               21
  Paid-in capital                               10,637           10,633
 Accumulated (deficit)                             381               48
                                             _________        _________

      Total shareholders' equity                11,045           10,708
                                             _________        _________
     Total liabilities and
      shareholders' equity                  $   23,693       $   21,707
                                             _________        _________




The accompanying footnotes are an integral part of the consolidated financial statements

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                 For the three months ended November 30, 1995 and 1994
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1995            1994
                                           _________        _________
Revenues:
  Crop sales and other farm income        $       37       $       38
  Management and other fees                      148              250
  Equity in income of investee                     0              337
  Other income                                   131              111
                                           _________        _________
                                                 316              736
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold           130               49
  Other operating expenses                       207              145
  Wages and salaries                             164              168
  Depreciation                                     3                3
                                           _________        _________
                                                 504              365
                                           _________        _________

Income (loss) from operations                   (188)             371

Other income/expense:
  Gain (loss) on sale of assets                  833             (145)
  Interest expense                              (135)            (139)
                                           _________        _________
                                                 698             (284)
                                           _________        _________

Income before income taxes                       510               87

   Provision for income taxes                     84                2
                                           _________        _________

Net income                                $      426       $       85


Net income per common share, share
  equivalent primary                          $  .04           $  .01

Net income per common share, share
  equivalent fully diluted                    $  .04           $  .01




The accompanying footnotes are an integral part of the consolidated financial statements

                                AMCOR CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the three months ended November 30, 1995 and 1994
                     Increase (Decrease) in Cash and Cash Equivalents

                                 (Amounts in thousands)

                                                  1995            1994
                                               _________        _________
Cash flows provided (used) in operating
   activities                                 $   (1,549)      $     (945)
                                               _________        _________
Cash flows provided (used) in investing
  activities:
 Advances on notes receivable                          0                0
 Payments received on notes receivable               750                0
 Purchases of property and equipment                (107)               0
 Sales of property and equipment                       5              719
 Purchases of investments                              0                0
 Sales of investments                                  0                0
                                               _________         _________
 Net cash provided (used) for investing
  activities                                         648               719
                                               _________         _________
Cash flows provided (used) in financing
  activities:
  Proceeds from notes, loans and
   advances payable                                3,002             2,345
  Repayments of notes and advances payable        (3,213)           (2,465)
                                               _________         _________
  Net cash provided (used) in financing
   activities                                       (211)             (120)
                                               _________         _________

  Net increase in cash                            (1,112)             (346)

Cash at beginning of period                        1,809               384
                                               _________         _________
Cash at end of period                         $      697        $       38
                                               _________         _________


        Supplemental Disclosure of Cash Flow Information

                                                  1995              1994
                                               _________         _________
Cash paid during the period for:
 Interest                                     $       87         $      34



The accompanying footnotes are an integral part of the consolidated financial statements

                         AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONT.
            For the three months ended November 30, 1995 and 1994
              Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

        Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                   (Amounts in thousands)
                                                    1995            1994
                                                 _________        _________
Assets acquired in non-cash transactions
        Assets acquired                          $       0       $    6,337
        Liabilities assumed                              0           (1,147)
        Issuance of preferred stock                      0           <5,190)

Satisfaction of debt through issuance of stock
        Liabilities satisfied                            4              466
        Stock issued                                    (4)            (466)

Accrual of dividends on preferred stock
        Liabilities incurred                            93               78
        Reduction in retained earnings                 (93)             (78)

Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                        6,666            2,465
        Liabilities satisfied                       (6,666)          (2,465)

Acquisition of notes receivable
        Notes and accrued interest received          1,306                0
        Reduction of receivables                      (189)               0
        Liabilities incurred                        (1,117)               0

Sale of vineyard and repurchase option
        Vineyard property                           (2,365)               0
        Acquisition of investment interest           2,426                0
        Reduction of deposit liability               1,278                0
        Reduction of receivable                       (508)               0
        Gain on sale                                  (831)               0

Acquisition of vineyards
        Vineyard property                            1,940                0
        Reduction of receivables                    (1,895)               0
        Assumption of debt                            (162)               0
        Increase in crop inventories                   117                0






The accompanying footnotes are an integral part of the consolidated financial statements




                                AMCOR CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                For the three months ended November 30, 1995 and the year
                                 ended August 31, 1995


                                  Common          Preferred        Treasury
                                  Shares            Shares          Shares
                              ____________       _________         _________

Balance, August 31, 1994        11,748,469         518,994                 -

  Net Income                             -               -                 -
  Common shares retired         (1,279,182)              -                 -
  Shares issued in acquisition
    of vineyards                         -          60,081                 -
  Convert stock to debt           (500,000)              -                 -
  Shares issued in payment
    of debt                        362,001               -                 -
  Preferred stock dividends,
    accrued                              -               -                 -
  Issue preferred stock for
    dividends                            -          39,897                 -
                              ____________       _________         _________
Balance, August 31, 1995        10,331,288         618,972                 -

  Net income                             -               -                 -
  Shares issued in payment
    of debt                          4,343               -                 -
                                 _________       _________          ________
Balance, November 30, 1995      10,335,631         618,972                 -











The accompanying footnotes are an integral part of the consolidated financial statements


                                AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
                For the three months ended November 30, 1995 and the year
                                 ended August 31, 1995

                                 (Amounts in thousands)


                                 -------------- Par Value -----------------
                                  Common          Preferred        Paid in
                                   Stock            Stock          Capital
                                 _________        _________        _________
Balance, August 31, 1994                23                5           10,594

  Net Income                             0                0                0
  Common shares retired                 (2)               0             (918)
  Shares issued in acquisition
    of vineyards                         0                1              600
  Convert stock to debt                 (1)               0             (449)
  Shares issued in payment
    of debt                              1                0              407
  Preferred stock dividends,
    accrued                              0                0                0
  Issue preferred stock for
    dividends                            0                0              399
                                 _________        _________         _________
Balance, August 31, 1995                21                6            10,633

  Net income                             0                0                 0
  Shares issued in payment
    of debt                              0                0                 4
  Preferred stock dividends,
    accrued                              0                0                 0
                                 _________        _________         _________
Balance, November 30, 1995              21                6            10,637
                                 _________        _________         _________










The accompanying footnotes are an integral part of the consolidated financial statements


                               AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY, CONT.
                For the three months ended November 30, 1995 and the year
                                ended August 31, 1995

                                (Amounts in thousands)



                                Accumulated      Treasury          Total
                             Earnings(Deficit)     Stock         SH Equity
                                _________        _________        _________
Balance, August 31, 1994             (796)               0            9,827

  Net Income                        1,173                0            1,173
  Common shares retired                 0                0             (920)
  Shares issued in acquisition
    of vineyards                        0                0              601
  Convert stock to debt                 0                0             (450)
  Shares issued in payment
    of debt                             0                0              407
  Preferred stock dividends,            0                0                0
    accrued                          (329)               0             (329)
  Issue preferred stock for
    dividends                           0                0              399
                                 _________        _________        _________
Balance, August 31, 1995        $      48        $       0        $   10,708

   Net income                         426                0               426
   Shares issued in payment
     of debt                            0                0                 4
   Preferred stock dividends,
     accrued                          (93)               0               (93)
                                 _________        _________         _________
Balance, November 30, 1995      $     381        $       0         $  11,045
                                 _________        _________         _________










The accompanying footnotes are an integral part of the consolidated financial statements

                            AMCOR CAPITAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               November 30, 1995



1.   Income (loss) Per Common Share

     Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equiva-lent shares, as applicable, outstanding during the three months ended November 30, 1995 and 1994 was 10,961,755 and 12,090,720, respectively.
     The fully diluted average common and common equivalent shares, as applicable, outstanding during the three months ended November 30, 1995 and 1994 was 11,037,512 and 12,090,720, respectively.

2.   Advances And Accounts Receivable Due From Affiliates and
     Other Related Parties

     Amounts receivable from affiliated partnerships consist primarily of farming costs incurred by the Company on behalf of various partnerships, and advances to certain partnerships collateralized by accounts receivable from date crop sales. These amounts are without interest or collateral, and are due on demand.

3.   Inventories

     Inventories consist of growing crops which represent the incurred costs of growing farm products on the Company's own behalf, such as chemicals and certain other farming supplies.

4.   Property and Equipment

                                        November 30,        August 31,
                                            1995               1995
                                         __________        __________
                                              (Amounts in thousands)
     Property and equipment
     consists of the following:

        Vineyard development costs      $     6,461       $     7,183
        Vehicles and farm equipment           1,263             1,173
        Office furniture and equipment           51                51
        Leasehold improvements                   61                61
        Buildings                               155               155
                                         __________        __________
                                              7,991             8,623
        Less: accumulated depreciation       (1,292)           (1,413)
                                         __________        __________
                                              6,699             7,210
        Land                                  3,325             3,265
                                         __________        __________
                                        $    10,024       $    10,475


5.   Investments

                                       November 30,      August 31,
                                           1995              1995
                                        __________        __________
                                            (Amounts in thousands)
     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting            $     2,426       $         0

     Investments accounted for by the
       financial instruments - fair
       value method:
            Atlantic Holdings                    0               300
            Other                                0                14
                                        __________        __________
                                       $     2,426       $       314


     On November 30, 1995 the Company acquired a 50% interest in an Oregon farming operation, P.S. III Farms, L.L.C., in exchange for its San Luis Obispo vineyards and related repurchase option. The asset received in the exchange (P.S. III Farms, L.L.C.) was recorded at fair market value as it was not possible to readily determine the value of the vineyards and option exchanged.

     The Company is a general partner in a number of the affiliated partner-ships, for which, its investment and equity in operations is not material.

     The Company assigned its interest in Atlantic Holdings to three affiliated partnerships in satisfaction of, or in the occurence of new debt, from those partnerships, resulting in no gain or loss to the Company.


6.   Deferred Income Taxes

     The components of the provision for income taxes are as
     follows:
                                       November 30,       November 30,
                                           1995              1994
                                        __________        __________
                                            (Amounts in thousands)
     Current expense:
             Federal                   $         0       $         0
             State                               2                 2

     Deferred:
             Federal                            82                 0
             State                               0                 0
                                        __________        __________
             Total provision           $        84       $         2


7.   Commitments And Contingencies

     The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at November 30, 1995 are as follows:
                                         (Amounts in thousands)

             1996                            $     245
             1997                                  325
             1998                                  323
             1999                                  315
             2000 and thereafter                   900
                                              ________
             Total future minimum
                lease payments               $   2,108

     The following is a summary of the debt service requirements for which the Company is contingently liable relating to loans and other debts of the affiliated partnerships guaranteed by the Company:

                                         (Amounts in thousands)

             1996                            $   4,373
             1997                                    0
             1998                                  369
             1999                                    0
             2000 and thereafter                     0
                                              ________
                                             $   4,742

     In 1994 the Company assigned its obligations under two settlement agree-ments to a related party in consideration for a reduction in a note receiv-able from the related party. The assignment requires the related party to make settlement payments on behalf of the Company. The assignment does not bar the plaintiffs from looking for satisfaction from the Company if the related party fails to perform as required under the settlement.



8.   Common Stock and Stock Options

     During 1990, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 are exercisable at $.33 per share and expire on November 30, 1996. These options were granted in connection with the 1989 partnership restructure of two of the affiliated partnerships in which the officers of the Company were general partners.

     The remaining 908,266 options are exercisable at $.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

     During 1995, the Company adopted a new stock option plan for Company employees and vendors. The Company granted no options to purchase shares of its common stock under the plan during fiscal 1996 or 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As outlined below, the Company's overall financial condition as compared to August 31, 1995, has not changed significantly.

     The Company's current ratio decreased to 1.59 at November 30, 1995 from
1.74 at August 31, 1995, primarily due to the aquisition of vineyards with short term assets at November 30, 1995.


RESULTS OF OPERATIONS

        Revenues

        The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services), (ii) investment in Desert Valley Date, and (iii) management and marketing of transitional land and other partnerships. For the three-months ended November 30, 1995 the Company's gross revenues were significantly lower than the comparable three-months ended November 30, 1994 due primarily to the absence of revenues from Desert Valley Date, which was sold in May, 1995.

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

        Crop sales and other farm income was unchanged for the three-months ended November 30, 1995 as compared to the comparable three-months ended November 30, 1994.

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

        Management and accounting fee income decreased from the comparable three-month period ended November 30, 1994 due to the aforementioned partner-ship terminations and restructurings.

        Other Income

        Other income consists primarily of interest and other income. The Company generates interest income from note receivables from certain related partnerships, affiliates and third parties.

        Other income increased marginally to $131,000 in the three months ended November 30, 1995 due to the acquisition of third party notes receivable in the current three-month period.

        Desert Valley Date

        The Company owned a 50% general partnership interest in Desert
Valley Date prior to its sale in 1995. Equity in income of Desert Valley Date was $337,000 for the three-month period ended November 30, 1994 compared to nothing for the three months ended November 30, 1995 due to non-ownership.

        Real Estate Fees and Profit Participation

        The Company earns fees in connection with the management of its transitional land partnerships. Upon termination of these partnerships, the Company can earn substantial incentive fees based on land sale profits. However, due to the depressed real estate market and generally falling prices, this income source has been minimal, and future income will depend upon a real estate market recovery and resultant land sales.

        Operating Costs and Expenses

        The Company's total operating costs and expenses were $504,000 and $365,000 for the three months ended November 30, 1995 and 1994, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold and depreciation expenses.

        Farming Costs and Cost of Crops Sold

        Farming costs and costs of crops sold increased $81,000 in the three-month period ended November 30, 1995 as compared to the comparable three-month period end November 30, 1994 as a result of additional acres being farmed and the related property tax period costs.

        Other Operating Expenses

        Other operating expenses increased $62,000 (42%) to $207,000 for the three months ended November 30, 1995 as compared to the three months ended November 30, 1994 due to increased legal, accounting and other administrative expenses.

        Income from Operations

        The Company posted an operating loss of $188,000 for the three months ended November 30, 1995 as compared to an operating income of $371,000 for the comparable period ended November 30, 1994 primarily due to the absence of income from Desert Valley Date, reduced management fee income and increased farming and other operating costs and expenses.

        Gain (loss) On Asset Sales

        Gain (loss) on asset sales increased to a gain of $833,000 for the three months ended November 30, 1995 from a loss of $145,000 for the three months ended November 30, 1994 due to the gain on sale of the San Luis Obispo vineyards and repurchase option at a gain of $830,000.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or non-producing assets. These changes has positioned the Company to obtain credit from more conventional, and less costly sources, which the Company is actively seeking.

     In 1992 the Company entered into two settlement agreements related to civil lawsuits brought by investors. The settlements required the Company to make payments over a six-year period. These settlements are secured by certain of the Company's assets. In August, 1994, a related party assumed from the Company the two settlements in return for a reduction in a note it owed to the Company. The Company remains contingently liable for payments on the settlements as the other parties to the settlements have not released the Company from the liability.

     On November 30, 1995 the Company sold, in a non-monetary transaction, its San Luis Obispo vineyards and a related repurchase option to an affiliated partnership for the entity's 50% interest in a farming operation in Oregon. The transaction resulted in a gain of $830,000 and also reduced advances due from an affiliated partnership by $508,000.

     In January, 1996 the Company expects to collect a $2,930,000 note receivable and accrued interest which was due from a third-party.

     In addition to current liabilities of $5,650,000 at November 30, 1995, the Company has $6,916,000 of long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the successful completion of the 1996 table grape harvest which should provide up to $10 million of revenues and (ii) obtaining term financing coupled with a 1995-96 working capital line with a bank or institution.

        The Company also believes that it may realize future earnings as a result of development fees related to the sale of transitional land located in Texas and California and owned by the Company's affiliated partnerships. The anticipated general improvement of the real estate market will be a key factor in the future success, if any, of the Company's transitional land projects.

                        PART II  -  OTHER INFORMATION


Item 1. Legal Proceedings

              None

Item 2. Changes in Securities

              None

Item 3. Defaults upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  Exhibit 27.  Financial Data Schedule

              (b)  Reports on Form 8-K:

                   (1) November 30, 1995

                       The Company filed a Form 8-K in connection with the sale of its San Luis Obispo vineyards and related repurchase option in exchange for a 50% interest in an Oregon farming operation.




    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 15, 1996                      AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer