Form 10QSB
period 1996-02-29
AMCOR CAPITAL CORP
filed 1996-04-22
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended February 29, 1996

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

                          Yes [X]      No [ ]

  The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 10,335,631 on April 17, 1996.

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


                            AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       February 29, 1996 and August 31, 1995

                             (Amounts in thousands)


                                            February 29,
                                                1996        August 31,
                                            (Unaudited)        1995
                                             ---------      ---------
ASSETS
Current assets:
  Cash                                     $     1,538    $     1,809
  Accounts receivable, prepaids
     and accrued interest                          362            328
  Notes receivable                                 241          3,700
  Advances and accounts receivable due
        from affiliated partnerships and
        related parties                          6,910          3,249
  Inventories                                    1,851            425
                                             _________      _________
        Total current assets                    10,902          9,511

Property and equipment, net                      7,996         10,475

Leased equipment under capital leases, net         183              0

Notes receivable:
  Affiliates and related parties                     0            262
  Other                                          2,257          1,145

Investments                                      2,426            314
                                             _________      _________

        Total assets                       $    23,764    $    21,707
                                             =========      =========










The accompanying footnotes are an integral part of the consolidated financial statements.

                            AMCOR CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET, CONT.
                      February 29, 1996 and August 31, 1995

                            (Amounts in thousands)


                                            February 29,
                                               1996          August 31,
                                            (Unaudited)         1995
                                             ---------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $     2,167       $    2,684
  Advances from affiliated partnerships            683              957
  Notes and loans payable                        2,099              345
  Accrued interest and other payables              446            1,469
  Obligations under capital leases                  52                0
                                             _________        _________
        Total current liabilities                5,447            5,455

Deferred tax liability                             140                0

Notes and loans payable, net of
  current portion:
   Affiliates                                    2,828            2,218
   Other                                         4,161            3,326

Obligations under capital leases, net of
  current portion                                  127                0
                                             _________        _________
         Total liabilities                      12,703           10,999

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)                -                -
  Series A Convertible Preferred
  Stock ($.01 par value; 750,000
   shares authorized, 618,972
   and 618,972 shares issued and
   outstanding)                                      6                6
  Common stock ($.002 par value;
   15,000,000 shares authorized,
   10,335,631 shares and 10,331,288
   shares issued and outstanding
   at February 29, 1996 and August 31,
   1995, respectively)                              21               21
  Paid-in capital                               10,637           10,633
  Accumulated earnings                             397               48
                                             _________        _________

      Total shareholders' equity                11,061           10,708
                                             _________        _________
      Total liabilities and
      shareholders' equity                  $   23,764       $   21,707
                                             =========        =========

The accompanying footnotes are an integral part of the consolidated financial statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended February 29, 1996 and
                                  February 28, 1995
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1996             1995
                                           ---------        ---------
Revenues:
  Crop sales and other farm income        $       12       $       28
  Management and other fees                      336              163
  Equity in income of investee                     0             (104)
  Other income                                   260              429
                                           _________        _________
                                                 608              516
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold            79              179
  Other operating expenses                        33              255
  Wages and salaries                             168              159
  Depreciation                                     7                3
                                           _________        _________
                                                 287              596
                                           _________        _________

Income (loss) from operations                    321              (80)

Other income/expense:
  Gain (loss) on sale of assets                   (5)             (45)
  Interest expense                              (148)            (213)
                                           _________        _________
                                                (153)            (258)
                                           _________        _________

Income (loss) before income taxes                168             (338)

Provision for income taxes                        58                2
                                           _________        _________

Net income (loss)                         $      110       $     (340)
                                           =========        =========

Net income (loss) per common share, share
  equivalent primary                          $  .01           $ (.03)

Net income per common share, share
  equivalent fully diluted                    $  .01             n/a




The accompanying footnotes are an integral part of the consolidated financial statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the six months ended February 29, 1996 and
                                  February 28, 1995
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1996             1995
                                           ---------        ---------
Revenues:
  Crop sales and other farm income        $       49       $       66
  Management and other fees                      484              413
  Equity in income of investee                     0              233
  Other income                                   390              540
                                           _________        _________
                                                 923            1,252
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold           209              228
  Other operating expenses                       240              400
  Wages and salaries                             332              327
  Depreciation                                    10                6
                                           _________        _________
                                                 791              961
                                           _________        _________

Income from operations                           132              291

Other income/expense:
  Gain (loss) on sale of assets                  828             (190)
  Interest expense                              (283)            (352)
                                           _________        _________
                                                 545             (542)
                                           _________        _________

Income (loss) before income taxes                677             (251)

Provision for income taxes                       142                2
                                           _________        _________

Net income (loss)                         $      535       $     (253)
                                           =========        =========

Net income (loss) per common share, share
  equivalent primary                          $  .05           $( .02)

Net income (loss) per common share, share
  equivalent fully diluted                    $  .05             n/a




The accompanying footnotes are an integral part of the consolidated financial statements.


                                AMCOR CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the six months ended February 29, 1996 and
                                    February 28, 1995
                     Increase (Decrease) in Cash and Cash Equivalents

                                 (Amounts in thousands)

                                                  1996            1995
                                               ---------        ---------
Cash flows provided (used) in operating
   activities                                 $   (2,464)      $     (916)
                                               _________        _________
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable             2,765                0
 Purchases of property and equipment                (361)               0
 Sales of property and equipment                      19              719
 Advances to affiliates                           (2,489)               0
                                               _________         _________
 Net cash provided (used) for investing
  activities                                         (66)             719
                                               _________         _________
Cash flows provided (used) in financing
  activities:
  Proceeds from notes, loans, capital
   leases, and advances payable                    2,424             2,345
  Repayments of notes and advances payable          (165)           (2,465)
                                               _________         _________
  Net cash provided (used) in financing
   activities                                      2,259              (120)
                                               _________         _________

  Net decrease in cash                              (271)             (317)

Cash at beginning of period                        1,809               384
                                               _________         _________
Cash at end of period                         $    1,538        $       67
                                               =========         =========


                  Supplemental Disclosure of Cash Flow Information

                                                  1996              1995
                                               ----------         --------
Cash paid during the period for:
 Interest                                     $     117         $      96



The accompanying footnotes are an integral part of the consolidated financial statements.

                         AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONT.
               For the six months ended February 29, 1996 and
                            February 28, 1995
              Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

               Supplemental Schedule of Noncash Investing
                        and Financing Activities

                                                   (Amounts in thousands)
                                                    1996            1995
                                                 --------        --------
Assets acquired in noncash transactions
        Assets acquired                          $       0       $    6,337
        Liabilities assumed                              0           (1,147)
        Issuance of preferred stock                      0           (5,190)

Satisfaction of debt through issuance of stock
        Liabilities satisfied                            4              407
        Stock issued                                    (4)            (407)

Accrual of dividends on preferred stock
        Liabilities incurred                           186              164
        Reduction in retained earnings                (186)            (164)

Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                            0            2,804
        Liabilities satisfied                            0           (2,804)

Acquisition of notes receivable
        Notes and accrued interest received          1,306                0
        Reduction of receivables                      (189)               0
        Liabilities incurred                        (1,117)               0

Sale of vineyard and repurchase option
        Vineyard property                           (2,365)               0
        Acquisition of investment interest           2,426                0
        Reduction of deposit liability               1,278                0
        Reduction of receivable                       (508)               0
        Gain on sale                                  (831)               0







The accompanying footnotes are an integral part of the consolidated financial statements.




                                AMCOR CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the six months ended February 29, 1996 and the year
                                 ended August 31, 1995


                                  Common          Preferred        Treasury
                                  Shares            Shares          Shares
                              ____________       _________         _________

Balance, August 31, 1994        11,748,469         518,994                 -

  Net Income                             -               -                 -
  Common shares retired         (1,279,182)              -                 -
  Shares issued in acquisition
    of vineyards                         -          60,081                 -
  Convert stock to debt           (500,000)              -                 -
  Shares issued in payment
    of debt                        362,001               -                 -
  Preferred stock dividends,
    accrued                              -               -                 -
  Issue preferred stock for
    dividends                            -          39,897                 -
                              ____________       _________         _________
Balance, August 31, 1995        10,331,288         618,972                 -

  Net income                             -               -                 -
  Shares issued in payment
    of debt                          4,343               -                 -
                              ____________       _________         _________
Balance, February 29, 1996      10,335,631         618,972                 -
                              ============       =========         =========










The accompanying footnotes are an integral part of the consolidated financial statements.


                                AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, CONT.
                 For the six months ended February 29, 1996 and the year
                                 ended August 31, 1995

                                 (Amounts in thousands)


                                 -------------- Par Value -----------------
                                  Common          Preferred         Paid-in
                                   Stock            Stock           Capital
                                 ---------        ---------        ---------
Balance, August 31, 1994          $     23          $     5          $10,594

  Net Income                             0                0                0
  Common shares retired                 (2)               0             (918)
  Shares issued in acquisition
    of vineyards                         0                1              600
  Convert stock to debt                 (1)               0             (449)
  Shares issued in payment
    of debt                              1                0              407
  Preferred stock dividends,
    accrued                              0                0                0
  Issue preferred stock for
    dividends                            0                0              399
                                 _________        _________         _________
Balance, August 31, 1995                21                6            10,633

  Net income                             0                0                 0
  Shares issued in payment
    of debt                              0                0                 4
  Preferred stock dividends,
    accrued                              0                0                 0
                                 _________        _________         _________
Balance, February 29, 1996        $     21         $      6          $ 10,637
                                 =========        =========         =========










The accompanying footnotes are an integral part of the consolidated financial statements.


                               AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, CONT.
                 For the six months ended February 29, 1996 and the year
                                ended August 31, 1995

                                (Amounts in thousands)


                                Accumulated                        Total
                                 Earnings          Treasury     Shareholders'
                                (Deficit)           Stock          Equity
                                -----------       ---------     ------------
Balance, August 31, 1994          $  (796)        $      0         $  9,827

  Net Income                        1,173                0            1,173
  Common shares retired                 0                0             (920)
  Shares issued in acquisition
    of vineyards                        0                0              601
  Convert stock to debt                 0                0             (450)
  Shares issued in payment
    of debt                             0                0              407
  Preferred stock dividends,            0                0                0
    accrued                          (329)               0             (329)
  Issue preferred stock for
    dividends                           0                0              399
                                 _________        _________        _________
Balance, August 31, 1995        $      48        $       0        $   10,708

   Net income                         535                0               535
   Shares issued in payment
     of debt                            0                0                 4
   Preferred stock dividends,
     accrued                         (186)               0              (186)
                                 _________        _________         _________
Balance, February 29, 1996      $     397        $       0         $  11,061
                                 =========        =========         =========










The accompanying footnotes are an integral part of the consolidated financial statements.

                            AMCOR CAPITAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 29, 1996



1.   Income (loss) Per Common Share

     Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equiva-lent shares, as applicable, outstanding during the three months ended February 29, 1996 and February 28, 1995 was 10,989,145 and 10,961,755,
     respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the three months ended
     February 29, 1996 was 11,039,583. Fully diluted per share data is not presented for the period ending February 28, 1995, as the effects would not be dilutive.

2.   Advances And Accounts Receivable Due From Affiliates and
     Other Related Parties

     Amounts receivable from affiliated partnerships consist primarily of farming costs incurred by the Company on behalf of various partnerships, and advances to certain partnerships collateralized by real and personal property. These amounts are without interest and are due on demand.

3.   Inventories

     Inventories consist primarily of farming costs incurred on the Company's own behalf, and certain chemicals and other farming supplies.







Continued

4.   Property and Equipment

                                        February 29,        August 31,
                                            1996               1995
                                        ------------        ----------
                                              (Amounts in thousands)
     Property and equipment
     consists of the following:

        Vineyard development costs      $     5,225       $     7,183
        Vehicles and farm equipment           1,297             1,173
        Office furniture and equipment           51                51
        Leasehold improvements                   61                61
        Buildings                               155               155
                                         __________        __________
                                              6,789             8,623
        Less: accumulated depreciation       (1,416)           (1,413)
                                         __________        __________
                                              5,373             7,210
        Land                                  2,623             3,265
                                         __________        __________
                                        $     7,996       $    10,475
                                         ==========        ==========


5.   Investments

                                       February 29,      August 31,
                                           1996              1995
                                       ------------      ----------
                                            (Amounts in thousands)
     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting            $     2,426       $         0

     Investments accounted for by the
       financial instruments - fair
       value method:
            Atlantic Holdings                    0               300
            Other                                0                14
                                        __________        __________
                                       $     2,426       $       314
                                        ==========        ==========

     On November 30, 1995 the Company acquired a 50% interest in an Oregon farming operation, P.S. III Farms, L.L.C., in exchange for its San Luis Obispo vineyards and related repurchase option. The asset received in the exchange (P.S. III Farms, L.L.C.) was recorded at fair market value as it was not possible to readily determine the value of the vineyards and option exchanged.

     The Company is a general partner in a number of the affiliated partner-ships, for which its investment and equity in operations is not material.

Continued

     The Company assigned its interest in Atlantic Holdings to three affiliated partnerships in satisfaction of, or in the occurrence of new debt, from those partnerships, resulting in no gain or loss to the Company.


6.   Deferred Income Taxes

     The components of the provision for income taxes are as
     follows:
                                       February 29,       February 28,
                                           1996              1995
                                       ------------       ------------
                                            (Amounts in thousands)
     Current expense:
             Federal                   $         0       $         0
             State                               2                 2

     Deferred:
             Federal                           140                 0
             State                               0                 0
                                        __________        __________
             Total provision           $       142       $         2
                                        ==========        ==========

7.   Commitments And Contingencies

     The Company has operating leases for certain of its facilities and office equipment. The Company has capital leases with terms of 3 years for various of its farm vehicles. Future minimum lease payments at February 29, 1996 are as follows:

                                              (Amounts in thousands)
                                   Capital          Operating
                                   Leases             Leases
                                   -------          ---------
       1996                        $  34          $     245
       1997                           67                325
       1998                           67                323
       1999                           25                315
       2000 and thereafter                              900
                                  _______           ________
     Total future minimum
      lease payments                 193          $   2,108
     Less estimated executory                       ========
      costs included in capital
      leases                        (  6)
                                 _______
     Net minimum lease payments      187
     Less amount representing
       interest                     (  8)
                                 _______
     Present value of net
     minimum lease payments under
     capital leases               $  179
                                 =======
Continued

     The following is a summary of the debt service requirements for which the Company is contingently liable relating to loans and other debts of the affiliated partnerships guaranteed by the Company:

                                         (Amounts in thousands)

             1996                            $     472
             1997                                    0
             1998                                    0
             1999                                    0
             2000 and thereafter                     0
                                              ________
                                             $     472
                                              ========


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





Continued

9.   Subsequent Event

     On April 9, 1996, the Company purchased a note receivable secured by real property of an affiliated partnership, and for which the Company had been contingently liable, with a face value of $5,691,686 for $5,600,000. The purchase price of $5,600,000 consists of three notes as follows:

     Note payable at bank prime rate plus 1%
     with annual installment payments of principal
     and interest due September 30, 1998.              $3,900,000

     Note payable, with no interest, with a face
     value of $900,000, discounted for inputed
     interest, due September 30, 1998.                    716,517

     Note payable, with no interest, with a face
     value of $800,000, discounted for inputed
     interest, due September 30, 1998 with a
     discount up to $800,000 available depending
     upon the amount of principal reduction in
     the $3,900,000 note by June 30, 1997.                636,904

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As outlined below, the Company's overall financial condition as compared to August 31, 1995, has not changed significantly.

     The Company's current ratio increased to 2.00 at February 29, 1996 from
1.74 at August 31, 1995, primarily due to the use of long-term borrowed funds for current crop year inventories and affiliate advances.

RESULTS OF OPERATIONS

        Revenues

        The Company's revenues are derived from two principal sources:
(i) farming operations (including packing and cold storage services), and (ii) management and marketing of transitional land and other partnerships. For the six-months ended February 29, 1996, the Company's gross revenues were significantly lower than the comparable six-months ended February 28, 1995, due primarily to the absence of revenues from Desert
Valley Date, which was sold in May, 1995.

        Crop Sales and Other Farm Income

        The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape packing facility (which is subleased to the Company from a related party) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2 million. The Company expects its crop sales to continue to increase as additional properties are acquired through further partnership terminations and more acreage is farmed by the Company.

        Crop sales and other farm income was relatively unchanged for the six-months ended February 29, 1996 as compared to the comparable six-months ended February 28, 1995. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.

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

        During the quarter ended February 29, 1996, the Company recognized $188,000 of development fees related to a managed golf-course and real estate project located southeast of San Antonio, Texas. This had the effect of increasing overall management fee income by $71,000 over the prior six-months, to $484,000.

        Other Income

        Other income consists primarily of interest and other income. The Company generates interest income from note receivables from certain related partnerships, affiliates and third parties.

        Other income decreased by $150,000 to $310,000 in the six months ended February 29, 1996, due primarily to reduced interest income resulting from the collection of a $2,930,000 note receivable in January, 1996.

        Desert Valley Date

        The Company owned a 50% general partnership interest in Desert
Valley Date prior to its sale in 1995. Equity in income of Desert Valley Date was $233,000 for the six-month period ended February 28, 1995 compared to nothing for the six months ended February 29, 1996 due to non-ownership.

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

        Operating Costs and Expenses

        The Company's total operating costs and expenses were $791,000 and $961,000 for the six months ended February 29, 1996, and February 28, 1995, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold.

        Farming Costs and Cost of Crops Sold

        Farming costs and costs of crops sold decreased $17,000 in the six-month period ended February 29, 1996, as compared to the six-month period ended February 28, 1995, as most such costs relate to the pending 1996 harvest and have been deferred.

        Other Operating Expenses

        Other operating expenses decreased $160,000 (40%) to $240,000 for the six months ended February 29, 1996, as compared to the six months ended February 28, 1995, due to overall decreased overhead costs and the deferral of $92,000 of such costs relating to the San Antonio development agreement.

        Income from Operations

        The Company posted decreased operating income of $132,000 for the six months ended February 29, 1996, as compared to $291,000 for the comparable period ended February 28, 1995, primarily due to the absence of income from Desert Valley Date combined with reduced operating costs associated with the San Antonio project.

        Gain (loss) On Asset Sales

        Gain (loss) on asset sales increased to a gain of $828,000 for the six months ended February 29, 1996 from a loss of $190,000 for the six months ended February 28, 1995 due to the gain on sale of the San Luis Obispo vineyards and repurchase option of $830,000.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or non-producing assets. These changes have positioned the Company to obtain credit from more conventional, and less costly sources, which the Company is actively seeking.

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

     In January, 1996 the Company collected a $2,930,000 note receivable and accrued interest which was due from a third-party.

     In addition to current liabilities of $5,447,000 at February 29, 1996, the Company has $6,989,000 of long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the successful completion of the 1996 table grape harvest which should provide up to $10 million of revenues and (ii) obtaining term financing coupled with a 1996 working capital line with a bank or institution.

     The Company also believes that it will realize future earnings as a result of development fees related to the sale of affiliates' transitional land properties, particularly from development fees derived from the San Antonio project. The anticipated general improvement of the real estate market will be a key factor in the future success, if any, of the Company's transitional land projects.

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




Date: April 19, 1996                      AMCOR CAPITAL CORPORATION



                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer