Form 10QSB
period 1996-05-31
AMCOR CAPITAL CORP
filed 1996-07-15
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended May 31, 1996

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

                          Yes [X]      No [ ]

  The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 10,335,631 on May 31, 1996.

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


                            AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         May 31, 1996 and August 31, 1995

                             (Amounts in thousands)


                                               May 31,
                                                1996        August 31,
                                            (Unaudited)        1995
                                             ---------      ---------
ASSETS
Current assets:
  Cash                                     $       749    $     1,809
  Accounts receivable, prepaids
     and accrued interest                        1,701            328
  Notes receivable                                 241          3,700
  Advances and accounts receivable due
     from affiliated partnerships and
     related parties                             6,547          3,249
  Development advances to real estate
     affiliate                                   1,477            -
  Inventories                                    4,189            425
                                             _________      _________
        Total current assets                    14,904          9,511

Property and equipment, net                      7,928         10,475

Leased equipment under capital leases, net         176            -

Notes receivable:
  Affiliates and related parties                 5,692            262
  Other                                          2,257          1,145

Investments                                      2,426            314
                                             _________      _________

        Total assets                       $    33,383    $    21,707
                                             =========      =========






The accompanying footnotes are an integral part of the consolidated financial statements.

                            AMCOR CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET, CONT.
                         May 31, 1996 and August 31, 1995

                            (Amounts in thousands)

                                              May 31,
                                               1996          August 31,
                                            (Unaudited)         1995
                                             ---------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $     4,092       $    2,684
  Advances from affiliated partnerships            558              957
  Notes and loans payable                        4,054              345
  Accrued interest and other payables              628            1,469
  Obligations under capital leases                  53              -
                                             _________        _________
        Total current liabilities                9,385            5,455

Deferred tax liability                             169              -

Notes and loans payable, net of
  current portion:
   Affiliates                                    4,171            2,218
   Other                                         8,428            3,326

Deferred revenue                                    92              -

Obligations under capital leases, net of
  current portion                                  113              -
                                             _________        _________
         Total liabilities                      22,358           10,999

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)              -                -
  Series A Convertible Preferred
  Stock ($.01 par value; 750,000
   shares authorized, 618,972
   and 618,972 shares issued and
   outstanding)                                      6                6
  Common stock ($.002 par value;
   15,000,000 shares authorized,
   10,335,631 shares and 10,331,288
   shares issued and outstanding
   at May 31, 1996 and August 31,
   1995, respectively)                              21               21
  Paid-in capital                               10,637           10,633
  Accumulated earnings                             361               48
                                             _________        _________

      Total shareholders' equity                11,025           10,708
                                             _________        _________
      Total liabilities and
      shareholders' equity                  $   33,383       $   21,707
                                             =========        =========

The accompanying footnotes are an integral part of the consolidated financial statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended May 31, 1996 and 1995
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1996             1995
                                           ---------        ---------
Revenues:
  Crop sales and other farm income        $    1,219       $      802
  Management and other fees                      367               81
  Equity in income of investee                     0               72
  Other income                                    67              326
                                           _________        _________
                                               1,653            1,281
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold         1,016              228
  Other operating expenses                       172              112
  Wages and salaries                             173              147
  Depreciation                                     8               11
                                           _________        _________
                                               1,369              498
                                           _________        _________

Income from operations                           284              783

Other income/expense:
  Gain (loss) on sale of assets                   (7)             -
  Interest expense                              (192)            (172)
                                           _________        _________
                                                (199)            (172)
                                           _________        _________

Income before income taxes                        85              611

Provision for income taxes                        29              -
                                           _________        _________

Net income                                $       56       $      611
                                           =========        =========

Net income per common share, share
  equivalent primary                          $  .01           $ .05

Net income per common share, share
  equivalent fully diluted                    $  .01           $ .05




The accompanying footnotes are an integral part of the consolidated financial statements.

                               AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the nine months ended May 31, 1996 and 1995
                                     (Unaudited)

                     (Amounts in thousands, except per share data)

                                              1996             1995
                                           ---------        ---------
Revenues:
  Crop sales and other farm income        $    1,482       $      868
  Management and other fees                      851              494
  Equity in income of investee                     0              305
  Other income                                   243              866
                                           _________        _________
                                               2,576            2,533
                                           _________        _________
Operating costs and expenses:
  Farming costs and cost of crops sold         1,224              456
  Other operating expenses                       412              512
  Wages and salaries                             506              474
  Depreciation                                    18               17
                                           _________        _________
                                               2,160            1,459
                                           _________        _________

Income from operations                           416            1,074

Other income/expense:
  Gain (loss) on sale of assets                  821             (190)
  Interest expense                              (475)            (524)
                                           _________        _________
                                                 346             (714)
                                           _________        _________

Income before income taxes                       762              360

Provision for income taxes                       171                2
                                           _________        _________

Net income                                $      591       $      358
                                           =========        =========

Net income per common share, share
  equivalent primary                          $  .06           $ .03

Net income per common share, share
  equivalent fully diluted                    $  .06           $ .03




The accompanying footnotes are an integral part of the consolidated financial statements.


                                AMCOR CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the nine months ended May 31, 1996 and 1995
                     Increase (Decrease) in Cash and Cash Equivalents

                                 (Amounts in thousands)

                                                  1996            1995
                                               ---------        ---------
Cash flows provided (used) in operating
   activities                                 $   (4,557)      $     (841)
                                               _________        _________
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable             3,568            1,130
 Distribution from investee                          -                100
 Purchases of property and equipment                (441)             (64)
 Sales of property and equipment                      19              927
 Purchase of investment, net                         -                 (7)
 Advances to affiliates                           (3,865)          (1,985)
                                               _________         _________
 Net cash provided (used) for investing
  activities                                       ( 719)             101
                                               _________         _________
Cash flows provided (used) in financing
  activities:
  Proceeds from notes, loans, capital
   leases, and advances payable                    4,381             1,349
  Repayments of notes and advances payable          (165)             (442)
  Repurchase of stock                                -                  (4)
                                               _________         _________
  Net cash provided (used) in financing
   activities                                      4,216               903
                                               _________         _________

  Net increase<decrease> in cash                  (1,060)              163

Cash at beginning of period                        1,809                15
                                               _________         _________
Cash at end of period                         $      749        $      178
                                               =========         =========


                  Supplemental Disclosure of Cash Flow Information

                                                  1996              1995
                                               ----------         --------
Cash paid during the period for:
 Interest                                     $     145         $     160



The accompanying footnotes are an integral part of the consolidated financial statements.

                         AMCOR CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONT.
               For the nine months ended May 31, 1996 and 1995
              Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

               Supplemental Schedule of Noncash Investing
                        and Financing Activities

                                                   (Amounts in thousands)
                                                    1996            1995
                                                 --------        --------
Assets acquired in noncash transactions
        Assets acquired                          $       0       $    6,937
        Liabilities assumed                              0           (1,147)
        Issuance of preferred stock                      0           (5,790)

Satisfaction of settlement by assignment
        Receivable satisfied                             0            3,046
        Liabilities satisfied                            0           (3,046)

Satisfaction of debt through issuance of stock
        Liabilities satisfied                            4              740
        Stock issued                                    (4)            (740)

Accrual of dividends on preferred stock
        Liabilities incurred                           279              313
        Reduction in retained earnings                (279)            (313)

Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                            0           24,836
        Liabilities satisfied                            0          (24,836)

Acquisition of notes receivable
        Notes and accrued interest received          6,998                0
        Reduction of receivables                      (189)               0
        Liabilities incurred                        (1,117)               0
        Notes payable assume                        (5,600)               0
        Deferred revenue                            (   92)               0

Sale of vineyard and repurchase option
        Vineyard property                           (2,365)               0
        Acquisition of investment interest           2,426                0
        Reduction of deposit liability               1,278                0
        Reduction of receivable                       (508)               0
        Gain on sale                                  (831)               0

The accompanying footnotes are an integral part of the consolidated financial statements.




                                AMCOR CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the nine months ended May 31, 1996 and the year
                                 ended August 31, 1995


                                  Common          Preferred        Treasury
                                  Shares            Shares          Shares
                              ____________       _________         _________

Balance, August 31, 1994        11,748,469         518,994                 -

  Net Income                             -               -                 -
  Common shares retired         (1,279,182)              -                 -
  Shares issued in acquisition
    of vineyards                         -          60,081                 -
  Convert stock to debt           (500,000)              -                 -
  Shares issued in payment
    of debt                        362,001               -                 -
  Preferred stock dividends,
    accrued                              -               -                 -
  Issue preferred stock for
    dividends                            -          39,897                 -
                              ____________       _________         _________
Balance, August 31, 1995        10,331,288         618,972                 -

  Net income                             -               -                 -
  Shares issued in payment
    of debt                          4,343               -                 -
                              ____________       _________         _________
Balance, May 31, 1996           10,335,631         618,972                 -
                              ============       =========         =========










The accompanying footnotes are an integral part of the consolidated financial statements.


                                AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, CONT.
                 For the nine months ended May 31, 1996 and the year
                                 ended August 31, 1995

                                 (Amounts in thousands)


                                 -------------- Par Value -----------------
                                  Common          Preferred         Paid-in
                                   Stock            Stock           Capital
                                 ---------        ---------        ---------
Balance, August 31, 1994          $     23          $     5          $10,594

  Net Income                             0                0                0
  Common shares retired                 (2)               0             (918)
  Shares issued in acquisition
    of vineyards                         0                1              600
  Convert stock to debt                 (1)               0             (449)
  Shares issued in payment
    of debt                              1                0              407
  Preferred stock dividends,
    accrued                              0                0                0
  Issue preferred stock for
    dividends                            0                0              399
                                 _________        _________         _________
Balance, August 31, 1995                21                6            10,633

  Net income                             0                0                 0
  Shares issued in payment
    of debt                              0                0                 4
  Preferred stock dividends,
    accrued                              0                0                 0
                                 _________        _________         _________
Balance, May 31, 1996             $     21         $      6          $ 10,637
                                 =========        =========         =========










The accompanying footnotes are an integral part of the consolidated financial statements.


                               AMCOR CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, CONT.
                 For the nine months ended May 31, 1996 and the year
                                ended August 31, 1995

                                (Amounts in thousands)


                                Accumulated                        Total
                                 Earnings          Treasury     Shareholders'
                                (Deficit)           Stock          Equity
                                -----------       ---------     ------------
Balance, August 31, 1994          $  (796)        $      0         $  9,827

  Net Income                        1,173                0            1,173
  Common shares retired                 0                0             (920)
  Shares issued in acquisition
    of vineyards                        0                0              601
  Convert stock to debt                 0                0             (450)
  Shares issued in payment
    of debt                             0                0              407
  Preferred stock dividends,            0                0                0
    accrued                          (329)               0             (329)
  Issue preferred stock for
    dividends                           0                0              399
                                 _________        _________       _________
Balance, August 31, 1995        $      48        $       0       $   10,708

   Net income                         591                0              591
   Shares issued in payment
     of debt                            0                0                4
   Preferred stock dividends,
     accrued                         (278)               0             (278)
                                 _________        _________        _________
Balance, May 31, 1996           $     361        $       0        $  11,025
                                 =========        =========        =========










The accompanying footnotes are an integral part of the consolidated financial statements.

                            AMCOR CAPITAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1996



1.   Income (loss) Per Common Share

     Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equiva-lent shares, as applicable, outstanding during the three months ended
     May 31, 1996 and 1995 was 11,051,974 and 12,106,531, respectively.
     The fully diluted average common and common equivalent shares, as applicable, outstanding during the three months ended May 31, 1996 and 1995 was 10,990,231 and 11,882,246, respectively.

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







Continued

4.   Property and Equipment

                                           May 31,         August 31,
                                            1996               1995
                                        ------------        ----------
                                              (Amounts in thousands)
     Property and equipment
     consists of the following:

        Vineyard development costs      $     5,225       $     7,183
        Vehicles and farm equipment           1,297             1,173
        Office furniture and equipment           51                51
        Leasehold improvements                   61                61
        Buildings                               234               155
                                         __________        __________
                                              6,868             8,623
        Less: accumulated depreciation       (1,563)           (1,413)
                                         __________        __________
                                              5,305             7,210
        Land                                  2,623             3,265
                                         __________        __________
                                        $     7,928       $    10,475
                                         ==========        ==========


5.   Investments

                                          May 31,        August 31,
                                           1996              1995
                                       ------------      ----------
                                            (Amounts in thousands)
     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting            $     2,426       $         0

     Investments accounted for by the
       financial instruments - fair
       value method:
            Atlantic Holdings                    0               300
            Other                                0                14
                                        __________        __________
                                       $     2,426       $       314
                                        ==========        ==========

     On November 30, 1995, the Company acquired a 50% interest in an Oregon farming operation, P.S. III Farms, L.L.C., in exchange for its San Luis Obispo vineyards and related repurchase option. The asset received in the exchange (P.S. III Farms, L.L.C.) was recorded at fair market value as it was not possible to readily determine the value of the vineyards and option exchanged.

     The Company is a general partner in a number of the affiliated partner-ships, for which its investment and equity in operations are not material.

Continued

     The Company assigned its interest in Atlantic Holdings to three affiliated partnerships in satisfaction of, or in the occurrence of, new debt from those partnerships, resulting in no gain or loss to the Company.


6.   Deferred Income Taxes

     The components of the provision for income taxes are as
     follows:
                                          May 31,           May 31,
                                           1996              1995
                                       ------------       ------------
                                            (Amounts in thousands)
     Current expense:
             Federal                   $         0       $         0
             State                               2                 2

     Deferred:
             Federal                           169                 0
             State                               0                 0
                                        __________        __________
             Total provision           $       171       $         2
                                        ==========        ==========

7.   Commitments And Contingencies

     The Company has operating leases for certain of its facilities and office equipment. The Company has capital leases with terms of 3 years for various of its farm vehicles. Future minimum lease payments at May 31, 1996 are as follows:

                                              (Amounts in thousands)
                                   Capital          Operating
                                   Leases             Leases
                                   -------          ---------
       1996                        $  21          $     245
       1997                           67                325
       1998                           67                323
       1999                           25                315
       2000 and thereafter                              900
                                  _______           ________
     Total future minimum
      lease payments                 180          $   2,108
     Less estimated executory                       ========
      costs included in capital
      leases                        (  6)
                                 _______
     Net minimum lease payments      174
     Less amount representing
       interest                     (  8)
                                 _______
     Present value of net
     minimum lease payments under
     capital leases               $  166
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
                                              ========


     In 1994 the Company assigned its obligations under two settlement agree-ments to a related party in consideration for a reduction in a note receiv-able from the related party. The assignment requires the related party to make settlement payments on behalf of the Company. The assignment does not bar the plaintiffs from looking for satisfaction from the Company if the related party fails to perform as required under the settlement. As of June 3, 1996, 100% of this liability has either been paid or there are cash funds on deposit collateralizing any unpaid portion.



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





Continued

9.   Subsequent Event

	On June 3, 1996, the Company, on its own behalf and for certain affiliates, received a $3.8 million funding of a $4.8 million credit facility. The proceeds were applied to retire underlying debt, and for interim operating and harvest costs related to the 1996 table grape crop. The obligation matures in 15 years with interest payable currently at a rate of 7.79%. The net cash benefit to the Company will not be known until a final crop accounting is rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As outlined below, the Company's overall financial condition as compared to August 31, 1995, has not changed significantly. However, total assets have increased over 53% to $33.4 million, due primarily to the acquisition of a $6.9 million note receivable from an affiliate, advances to affiliates related to the San Antionio development, and inventories pertaining to the 1996 table grape crop.

     The Company's current ratio decreased to 1.59 at May 31, 1996 from
2.00 at August 31, 1995, primarily due to the use of short-term borrowed funds for current crop year inventories and affiliate advances.

RESULTS OF OPERATIONS

        Revenues

        The Company's revenues are derived from two principal sources:
(i) farming operations (including packing and cold storage services), and (ii) management and marketing of transitional land and other partnerships. For the nine-months ended May 31, 1996, the Company's gross revenues were slightly higher than the comparable nine-months ended
May 31, 1995, due primarily to higher table grape revenues from an earlier maturing crop.

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

        Crop sales and other farm income were significantly higher for the nine-months ended May 31, 1996 as compared to the comparable nine-months ended May 31, 1995, due to the earlier maturing crop. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.

        Management and Other Fees

        The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships, although this source will continue to decrease as additional partnership terminations and restructuring are completed. A substantial portion of the management fees is earned as a share of crop profits, although this is a contingent source and not realizable in unprofitable periods. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

        The Company also earns fees related to its managed real-estate operations. During the nine-months ended May 31, 1996, the Company recognized $438,000 of development fees related to a managed golf-course and real estate project located southeast of San Antonio, Texas. This contributed to increasing overall management fee income by $357,000 over the prior nine-months, to $851,000.

        Other Income

        Other income consists primarily of interest and other income. The Company generates interest income from note receivables from certain related partnerships, affiliates and third parties.

        Other income decreased by $623,000 to $243,000 in the nine-months ended May 31, 1996, due partially to reduced interest income resulting from the collection of a $2,930,000 note receivable in January, 1996, and nonrecurring income in the prior year related to the liquidaion of affiliated partnerships due to forgiveness of franchise taxes on debts assumed by the Company, and the repatriation of the Company's common stock.

        Desert Valley Date

        The Company owned a 50% general partnership interest in Desert Valley Date prior to its sale in 1995. Equity in income of Desert Valley Date was $305,000 for the nine-month period ended May 31, 1995, compared to nothing for the nine months ended May 31, 1996, due to non-ownership.

        Real Estate Fees and Profit Participation

        The Company earns fees in connection with the management of its transitional land partnerships. Upon termination of these partnerships, the Company can earn substantial incentive fees based on land sale profits. However, due to the generally depressed real estate market, this income source has been minimal, and future income will depend upon a real estate market recovery and resultant land sales.

        Operating Costs and Expenses

        The Company's total operating costs and expenses were $2,160,000 and $1,459,000 for the nine months ended May 31, 1996, and May 31, 1995, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold.

        Farming Costs and Cost of Crops Sold

        Farming costs and costs of crops sold increased $614,000 in the nine-month period ended May 31, 1996, as compared to the nine-month period ended May 31, 1995, due to a larger portion of the earlier-maturing crop being harvested in May versus June the previous year.

        Other Operating Expenses

        Other operating expenses decreased $100,000 (20%) to $412,000 for the nine months ended May 31, 1996, as compared to the nine months ended May 31, 1995, due to overall decreased overhead costs and the deferral of $175,000 of such costs relating to the San Antonio development agreement.

        Income from Operations

        The Company posted decreased operating income of $416,000 for the nine months ended May 31, 1996, as compared to $1,074,000 for the comparable period ended May 31, 1995, primarily due to the absence of income from Desert Valley Date combined with lower table grape margins due to reduced yields on its Perlette variety.

        Gain (loss) On Asset Sales

        Gain (loss) on asset sales increased to a gain of $821,000 for the nine months ended May 31, 1996 from a loss of $190,000 for the nine months ended May 31, 1995 due to the gain on sale of the San Luis Obispo vineyards and repurchase option of $830,000.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity, including its ability to access conventional credit sources, while still limited, has significantly improved over the last two years primarily due to the following
(i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii)successful crop harvests, and
(iv) disposal of marginal or non-producing assets. These changes have positioned the Company to obtain credit from more conventional, and less costly sources, for which a $4.8 million credit facility is now in place, with $3,780,000 having funded on June 3, 1996.

     In 1992 the Company entered into two settlement agreements related to civil lawsuits brought by investors. The settlements required the Company to make payments over a six-year period. These settlements are secured by certain of the Company's assets. In August, 1994, a related party assumed from the Company the two settlements in return for a reduction in a note it owed to the Company. As of June 3, 1996, 100% of this liability has either been paid or there are cash funds on deposit collateralizing any unpaid portion.

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

     In addition to current liabilities of $9,385,000 at May 31, 1996, the Company has $12,599,000 of long-term debt. However, long and short term liquidity are expected to continue to improve due to:
(i) the successful completion of the 1996 table grape harvest which should provide up to $10 million of revenues and (ii) the funding of the $4.8 million credit facility coupled with a 1996 working capital line with a bank or institution.


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




Date: July 15, 1996                      AMCOR CAPITAL CORPORATION



                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer