Form 10KSB
period 1996-08-31
AMCOR CAPITAL CORP
filed 1996-11-27
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1996.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from     to    .

                          Commission File No. 0-17594

                           AMCOR CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

     Delaware                                           33-0329559
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification No.)

52-300 Enterprise Way, Coachella, California               92236
(Address of principal executive offices)                (Zip Code)

                           (619) 398-9520
            (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                              [None]
Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $.002 par value
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   [x] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[x] Yes   [ ] No

The issuer's revenues for its most recent fiscal year were $10,868,352.

Based on the average bid and asked prices, the aggregate market value of the voting stock held by non-affiliates of the registrant on November 25, 1996 was $23,193,132.

The number of shares outstanding of the registrant's only class of Common Stock, $.002 par value, was 11,596,566 on November 25, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 7, 1997 are incorporated herein by reference into Part III.

PART I

Item 1.   DESCRIPTION OF BUSINESS

Historical Summary

AMCOR Capital Corporation ("Company") was incorporated in Delaware on March 10, 1988. The Company's consolidated operations, as of August 31, 1996, include its wholly-owned subsidiary, Sun Goddess Farms, Inc., a California corporation ("SGF"), AMCOR Properties, Inc., and AMCOR Biomass Farms, LLC. Prior to July 1, 1993, its consolidated operations included those of a venture capital affiliate which was principally organized to syndicate limited partnerships to engage in various agribusiness activities, including the purchase and development of agricultural land. Since 1981, the Company, either directly or through subsidiaries and affiliates, generally acted as a general partner and/or managing agent of the limited partnerships.

During 1996, the Company sold its wholly-owned subsidiary, ACI Farms, Inc.("ACI"), to an affiliate for a nominal amount, which reflected its book value. ACI previously functioned as a farm management Company and this business was succeeded by SGF. In 1995, the Company reported that it sold its wholly-owned subsidiary, AMCOR Properties, Inc. ("API") to an affiliate. In 1996, this transaction was reversed, there being no gain or loss to either party.

Description of Business

The Company is engaged principally in agribusiness and the management and development of certain farm and real estate properties--both for its own account and for other entities. It functions largely as a vertically integrated developer/producer of "early" table grapes in Southern California's Coachella Valley, operating one of the largest processing/cold storage facilities in that region. It also manages date acreage in the Coachella Valley for sale to date processors. The Company presently has approximately 13,300 total acres under management. See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

The business of the Company historically has consisted of two operating divisions (i) the agribusiness division and (ii) the land planning/development division. The Company's principal agribusiness operations involve the production and processing of table grapes, all of which are located in the Coachella Valley of Southern California, where the Company, along with its affiliated partnerships, has a dominant market share. Land planning/development activities are located in Southern California and Texas (Houston and San Antonio). Most of the non-agricultural properties are owned by partnerships for which the Company or affiliates of the Company are the managing agent. During fiscal 1996, the Company's revenues were derived principally from the following two sources: (i) farming operations (including packing/cold storage services) and (ii) management of real estate development partnerships.

The following table sets forth approximate acreage managed by the Company or acreage supplying grapes for its Coachella processing facility as of November 25, 1996:

                                                  ACRES
                               -----------------------------------------
                              Owned By      Owned By               Total
    Geographic Location    Partnerships     Company     Other      Acres
California:
 Coachella Valley:
   Table Grapes                232 (1)       871(1)     1,102(2)   2,205
   Dates                       140           ---           65(3)     205
   Raw Agricultural Land       746           ---          ---        746
Rancho California:
   Pre-Development Land        600           ---          ---        600
Vista:
   Industrial Lot                2           ---          ---          2
Other:
   Pre-Development              36           ---          ---         36
                             -----         -----        -----     ------
   Subtotal California       1,756           871        1,167      3,794
Oregon (Irrigated Farmland)  2,000         6,000          ---      8,000
Texas: (Pre-Development)
   Houston                     174           ---          ---        174
   Las Palomas (San Antonio) 1,199           155          ---      1,354
                             -----         -----        -----      -----
   Total                     5,129         7,026        1,167     13,322
                             =====         =====        =====     ======

(1) Includes 82 acres owned by a partnership and 151 acres owned by the Company, which are leased to a third party, subject to a purchase option.
(2) Represents acreage owned by third parties, for which the Company processes table grapes through its Coachella facility.
(3) Represents acreage owned by a third party and managed by the Company.
(4) The Company owns a 50% interest in the 6,000-acre irrigated farming complex located south of the Columbia River in eastern Oregon.
    The farm, which is a major potato producing operation, is leased to the other 50% partner.

Farming Operations

The Company manages the agribusiness land (table grapes and dates) owned by the Company and its affiliated partnerships for which, depending on the profitability of each partnership, it may receive management fees. The Company also receives income for the packing and cold storage services the Company provides for some of the partnerships and third parties. The agribusiness land managed by the Company totals approximately 2,200 acres in California (this excludes approximately
638 acres of pre-development land). A large portion of the agricultural acreage is vineyard property producing table grapes.

Table Grapes

The Company manages and/or processes through its packing/cold storage facility approximately 2,200 acres of table grapes in the Coachella Valley of Southern California, annually producing approximately 1.5 million boxes (20 pounds per box). This generates annual revenues for the Company in excess of $10 million (although this amount can vary considerably depending on production and market prices). As such, the Company is one of the largest producer/shippers in the "early market," which harvests the season's first table grapes from early May through June. Farming, harvesting, and marketing expenses average 80 to 85% of market value.

The Company's table grape operations are vertically integrated from production through packing, cold storage, and shipping. The Company leases an 80,000 square foot packing and cold storage plant, which it also uses as its headquarters in Coachella, processing approximately
1.5 million boxes annually of both proprietary and non-proprietary table grape production, which represents about 15% of the 10 million-box Coachella Valley table grape market.

The table grapes are marketed under the Company's proprietary "Sun Goddess" label through an exclusive arrangement with C.H. Sales, a major Coachella Valley based produce marketer. The grapes are sold both to national and international markets. Principal customers include Vons, Safeway, Lucky, Kroger, Super Markets General, Winn-Dixie, and dozens of other super market chains and independent buyers. The Company grows and ships Flame, Perlettes, and Thompson Seedless table grapes.


Desert Valley Date

On May 31, 1995, the Company sold its 50% partnership interest in Desert Valley Date ("DVD") to the other 50% partner. The sales consideration was $2,200,000, which resulted in a gain to the Company of $200,000.
The Company's principal reason for the sale was to concentrate its resources in the grape industry. The Company, through its managed affiliates, will continue to manage and produce dates, which will be sold and processed through DVD, although these activities will be scaled down as the Company focuses expansion efforts on vineyard production.

For the 1995 crop production year, the Company managed 205 acres (150 producing) of dates with approximately 1.3 million pounds of production. For the 1996 crop production year, the Company again managed 205 acres (170 producing), with production estimated to be 1.3 million pounds. For 1997, the overall acreage base is expected to remain the same, with 100% now commercially producing, with production approximating 1.6 million pounds. There are approximately 5,000 acres of dates in the Coachella Valley, which represents well over 90% of the total U.S. date industry. The major portion of the date harvest occurs during the months of September through December, which also coincides with the highest volume sales/shipping months.


Management of Real Estate Land Partnerships

At present, the Company manages eight real estate development partnerships holding 2,166 acres of land in California and Texas, with a total initial land cost of approximately $20 million.
In addition to earning management fees, the Company's ability to derive revenues from these partnerships is generally contingent on the Company's ability to sell the partnerships' land at a profit.

Certain partnership agreements provide that, upon the sale of land, the limited partners will receive a specified return on their investment prior to any profit participation by the Company.

Due to the generally depressed real estate market since 1990, particularly in California, the Company has generated only nominal revenues from its land planning/development operations. However, in fiscal 1996, a major subdivision/golf course project
("Las Palomas") was commenced southeast of San Antonio, Texas that did generate considerable revenues for the Company, with significantly increased revenues forecast for future years. This includes a 1,300-lot subdivision (owned by a managed partnership) and an 18-hole championship golf course (owned by the Company).


Other Operations

In June, 1993, the Company entered into a financing transaction with the lessee of 667 acres of wine grape vineyards located in California and owned by the Company and an affiliated partnership. The transaction provided for the payment by the lessee of an aggregate of $3.5 million to the Company and the affiliated partnership, of which the Company's share approximated $1.5 million. Pursuant to the terms of an option agreement, the Company and an affiliated partnership could have regained title to this land if by December 1, 1995 the $3.5 million purchase price was repaid, plus the cost of any capital improvements made to the property by the lessee. On November 30, 1995 the Company sold, in a non-monetary transaction, its San Luis Obispo vineyards and the related repurchase option to an affiliated partnership for that partnership's 50% interest in an 6,000-acre farming operation located in eastern Oregon.


Competition

The Company's Coachella Valley table grape and date agribusiness activities are supported by a 2,400-acre production base which results in the Company, including certain affiliated partnerships, being a dominate supplier for these products in the "early market," which harvests the season's first table grapes from early May through June. The Company competes directly with other Coachella-based "early market" table grape producers, as well as other producers located in Mexico. During the past six years, the total industry's Coachella Valley table grape producing acreage has decreased by almost 25% from an estimated 20,000 acres in 1989 to an estimated 15,000 acres at the end of fiscal 1996, due primarily to the removal of marginal acreage and decreased prices resulting from competition. It appears now that this acreage base has more or less stabilized.

The Company's date operations for the 1996 production year will now approximate 140 acres located in the Coachella Valley, which in turn represents well over 90% of the total U.S. date industry. The Company competes directly with several other local date producers/processors. Because the time required to develop a commercially productive date garden can take up to 10 years, and costs $15,000 to $20,000 per acre, coupled with the fact that virtually all new date seedlings ("offshoots") are controlled by a few existing producers, the date industry remains a difficult and capital-intensive industry to enter, which has served to lessen overall competition.

Employees

The Company has 50 full-time employees, of whom seven were employed in administration and 43 in agribusiness. During the seasonal peak periods, employment can exceed 2,500. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that there is an ample supply of labor to meet the Company's peak seasonal requirements.


Item 2.	DESCRIPTION OF PROPERTY

The Company's executive offices and main table grape processing cold storage facility occupy approximately 80,000 square feet of leased space at 52-300 Enterprise Way, Coachella, California, 92236. The initial lease term expires on October 31, 2002, with options for an additional 15 years. The annual rental is $156,000 per year, tied to a cost of living index.

The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under California Revenue Tax Code, the Company is offered a number of California tax benefits.


Item 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended August 31, 1996.


Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has traded in the over-the-counter market since 1989, trading on the OTC Bulletin Board. Set forth below are the high and low bid prices of the Common Stock between September 1, 1995 and August 31, 1996, as reported by a member firm of the National Association of Securities Dealers, Inc., that effects transactions in OTC Bulletin Board stocks, and which acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      Period        Fiscal  Quarter         High           Low

      Fiscal 1996     1st Qtr               1.125          0.75
                      2nd Qtr               0.93           0.687
                      3rd Qtr               0.937          0.50
                      4th Qtr               1.00           0.625

At August 31, 1996, there were 1,209 stockholders of record of the Company's Common Stock.

The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.


Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the fiscal year ended August 31, 1996, as compared to the prior year ended August 31, 1995:


Overview

The Company, together with its affiliated partnerships, has its primary operations in the Coachella Valley of California, where it historically has been, and still remains, a major table grape producer and processor. It also grows dates, but sold its 50% interest in a major date processing facility in 1995 to its joint venture partner.
The Company also manages pre-development land located in Southern California and Texas, and during fiscal 1996, commenced development of the 1,300 lot "Las Palomas" residential subdivision located 30 miles southeast of San Antonio, Texas, which includes an 18-hole championship golf course. The lot development project is owned by a managed partnership; the golf course, which officially opened November 15, is owned and operated by the Company. In addition, a wholly-owned affiliate, AMCOR Biomass Farms, LLC, recently completed a pilot project to process "clean green" waste and other organic materials for major Southern California disposal companies on a 600-acre site controlled by the Company, and commenced commercial operations during the Company's first quarter of fiscal 1997.


Results of Operations

Revenues

During fiscal 1996, the Company's revenues were derived principally from the following two sources: (i) farming operations (including packing and cold storage services), and (ii) management/development fees for real estate development land partnerships. For the twelve months ended August 31, 1996, the Company's gross revenues decreased by $718,000 (6%) to $10,868,000 as compared to 1995, primarily due to significantly reduced table grape production which decreased 45%, from 877,000 boxes in 1995 to 482,000 boxes in 1996. This was an industry-wide phenomenon due to inadequate winter dormancy, which resulted in a "short" crop, but with correspondingly higher market prices. Based on prior history, it is probable that the inadequate dormancy, or lack of "winter chill", will not be a trend. The Company also had no earnings from Desert Valley Date, as it sold its 50% interest therein in 1995. The lower table grape revenues were augmented by increased fee income related to the Las Palomas subdivision development project.


Crop Sales and Other Farm Income

The Company generates fees and profits from its table grape operations, both from third parties and its affiliates. During a typical season, the table grape packing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2
million.    Due to the "short" industry crop, this processing volume
fell to 1.1 million boxes, down 27% from 1995. The Company does expect its revenues from this source to continue to gradually increase over the next several years, as additional properties are acquired and more acreage is farmed by the Company.


Item 7.	FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual
Report on Form 10-KSB on pages F-1 through F-31.

Management and Other Fees

A indicated, management and other fee income increased 71% over 1995 to $1,767,000, the principal reason being development and management fee income related to the Las Palomas (San Antonio-area) subdivision development, where 1,300 home sites have been planned and are currently under development. During 1996, 206 lots were subdivided and obtained HUD approval, allowing the marketing program to commence. The lots are owned by managed affiliates, and are being marketed for prices ranging from $17,000 to over $40,000 per lot, for which the Company earns management and development fees.

In addition, the Company has earned in the past, and will continue to earn, management and accounting fees from its other managed affiliated partnerships, although this source will continue to decrease as additional partnership terminations are completed. Some management fees are earned as a share of crop profits, although this is a contingent source and not realizable in unprofitable periods.
The accounting fees generally range from $5,000 to $10,000 per year per partnership.

Equity in Income (Loss) of Investee

Due to the 1995 sale of the Company's 50% interest in Desert Valley Date, the Company earned no income from that source in 1996. A $40,000 "loss of investee" was incurred, which is related to the Company's 50% interest in an 6,000-acre Oregon farming joint venture, which is leased to its 50% partner.

Other Income

Other income consists primarily of interest income and miscellaneous income. The Company generates interest income from receivables from certain of its related partnerships, affiliates and third party notes. Other income decreased by $183,000 (19%) to $786,000 primarily due to reduced interest income caused by the payment to the Company of a $3 million secured note receivable in December, 1995.


Real Estate Fees and Profit Participation

The Company earns fees in connection with its management of real estate development partnerships. During the management phase and upon termination of these partnerships, the Company can earn substantial fees based on development/land sale profits. In prior years, the depressed real estate marketed has rendered this source of income relatively minor. However, with the emerging San Antonio ("Las Palomas") development project, and with what appears to be an improving California market, this source of income is expected to grow considerably in future years.

Operating Costs and Expenses

The Company's total operating costs and expenses were $8,553,000 and $9,825,000 for the fiscal years 1996 and 1995, respectively, for a decrease of 13%. These costs and expenses include, among others, farming and harvesting costs and cost of crops sold, wages and salaries and depreciation.


Farming Costs and Cost of Crops Sold

Farming costs and costs of crops sold decreased $1,070,000 (13%) to $7,002,000 primarily as a result of the significantly smaller table grape crop. Farming costs as a percentage of crop revenues were 84% for fiscal 1996 and 85% for fiscal 1995.


Other Operating Expenses

Other operating expenses decreased $259,000 (36%) to $451,000 primarily as a result of capitalization of costs related to the Las Palomas development project.


Wages and Salaries

Wages and salaries decreased $48,000 (7%) to $615,000 primarily due to a consolidation of the accounting department eliminating one employee and certain salary expense allocated to the Las Palomas development project.


Income From Operations

The Company posted operating income of $2,315,000 in fiscal 1996, an increase of 31% over the $1,761,000 realized the prior year, primarily due to an increase in management fee income related to the development of the Las Palomas subdivision project.


Other Income (Expense)

Total other expense decreased $475,000 (85%) from $575,000 in fiscal 1995 to $100,000 in the current year. This decrease was due principally to an $830,000 gain related to the sale of its San Luis Obispo Vineyard and repurchase option. This gain was partially offset by somewhat higher interest costs, which increased 31% to $930,000 as the result of acquiring additional assets.


Liquidity and Capital Resources

The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, and (iv) disposal of marginal or non-producing assets. The Company anticipates that the continued recovery of the Company's common stock price should provide access to capital markets. These changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

In addition to current liabilities of $3,145,000 at August 31, 1996, the Company has $15,682,000 long-term debt. However, long and short term liquidity are expected to continue to improve due to: (i) the Company obtaining anticipated harvest and working capital financing from conventional credit sources, and (ii) the Company having entered into financing arrangements which will provide for substantially all agricultural and farming costs related to the 1997 harvest, and (iii) the generation of significant new revenues from the Las Palomas development project and golf course, and from its AMCOR Biomass Farms, LLC organic recycling/processing business. The terms of the current harvest financing arrangements are interest at prevailing rates at the time of borrowing, which interest accrues until maturity, with principal and interest due and payable in full at the time the harvest proceeds are realized. These financing arrangements will be collateralized by the 1997 harvest.

During fiscal 1997, the Company intends to continue its management plan to acquire and/or develop additional table grape vineyards which are located in the Coachella Valley, particularly the white, earlier maturing varieties. This may include the sale of some red-variety vineyards where it presently has very high production, the objective being to achieve a balance between the red and white grapes. It is intended that these acquisitions be financed through term loans provided by institutional lenders, and/or the issuance by the Company of purchase money notes. Management believes that the acquisition of these properties will enhance profitability through increased operating income. The continued acquisition of additional vineyards is in keeping with the Company's fully-integrated agri-business operations.


Looking Ahead

The Company traditionally has been engaged in agribusiness, with additional revenues derived from partnership management, which included real estate development partnerships--principally, land that was once farmland that has evolved into a higher and better use. This latter source of income, until the Company commenced development of the Las Palomas project, has been relatively insignificant since 1989. This is expected to change in the future, based on the positive response for lot sales.

Las Palomas Country Club Estates is a 1,350-acre project located in Wilson County, approximately 30 miles southeast of San Antonio, Texas. The land, except for 155 acres which constitutes the golf course, is owned by a managed partnership. During 1996, the Company acquired the golf course land and constructed an 18-hole, 7,000-yard championship course, which, when fully completed, will cost approximately $3 million.

Lot sales have commenced on Sections I and II, which contain 206 single-family lots, priced generally from $17,000 to over $40,000. Under contract, the Company has performed all subdivision planning, engineering, and infrastructure services, and funded the cost for the golf course, providing an attractive amenity to future lot owners.

For its services, the Company will receive certain management fees, equal to 50% of gross lot sales. In addition, the Company has entered into the fast growing recreational services industry by developing and operating a championship golf course. A five to seven year sell-out is expected for 1,000 single-family lots, plus 300 multi-family units, during which the Company could generate up to $17 million in development fees, plus income from golf course operations. Subsequent to August 31, the Company became a 50% participant in a homebuilding venture
(Las Palomas Builders, LLC), and construction is now in process for several homes.

The Company is confident of the success of this project, primarily based on demographics favoring the San Antonio marketplace. This city, with over 1.1 million residents, has only 18 golf courses, which equates to a very low ratio of one course for each 60,000 residents, plus there is annual tourist traffic of over 10 million. In fact, Wilson County, the contiguous county southeast of San Antonio's
Bexar County, has no golf course. There is an extreme shortage of golf course-oriented lots in the San Antonio area, which is expected to generate demand for the Company's project--not only from local residents, but from the high volume of tourist trade.

The lack of golf courses in this market is partially attributable to a shortage of irrigation water, due to the severely depleted Edwards Aquifer, which serves most of the greater San Antonio area. However, southeast of town, the prolific Carrizo Sands Aquifer provides abundant water to the Las Palomas project, which was a major factor in its development.

AMCOR Biomass Farms, LLC--During 1994, the California State Legislature passed Assembly Bill 939 ("AB939"), which is legislation environmentally driven to mandate the diversion of recyclable materials from over-crowded landfills. Specifically, a key element of AB939 is directly concerned with "green waste," or organic matter (such as tree trimmings, grass clippings, wood, etc.) that could be processed and incorporated back into the soil. AB939 currently mandates that the cities must comply by diverting 25% of such recyclable materials from the landfills, and this requirement increases to 50% by the year 2000. The fine for non-compliance has been set at $10,000 per day.

As farmers, the Company owns over 1,000 acres that could receive such materials, a major objective being the recycling of organic matter to enhance soil fertility. In addition, the waste haulers will pay considerable fees to deliver material to a qualified site. In July, 1996, the Company organized AMCOR Biomass Farms, LLC, and retained a biologist, who is also licensed as a registered environmental assessor. The initial objective was to obtain the necessary local and county permits to establish a recycling facility to fully comply with AB939. These efforts evolved into a pilot project, whereby clean green organic waste was received on a 600-acre site that the Company controls in the Temecula/Rancho California area of Riverside County.

In November 1996, it was determined that the project was indeed feasible, and the contracting process with major waste haulers began. The contracts specify that to be "clean green" the materials delivered to the site must be 99.5% free of any non-organic or other foreign matter.

Preliminary projections indicate that the site can process up to 25 loads, approximating 20 tons per load,(500 tons) per day. This would approximate 2,500 tons per week, or about 10,000 tons per month. At $12 per ton, this project would gross $120,000 per month, with an operating margin exceeding 50%. Additional sites and applications of this process are also being considered.

The Company believes that it has both the expertise and the resources to capitalize on this progressive, environmentally-sensitive state mandate. It also believes it can be profitable to the Company, while at the same time enhancing the fertility of the soil.


THIS FORM 10-KSB SPECIFIES FORWARD LOOKING STATEMENTS OF MANAGEMENT. FORWARD LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE OR ANTICIPATE THE HAPPENING OF FUTURE EVENTS.

THE FORWARD LOOKING STATEMENTS OF MANAGEMENT SPECIFIED IN THIS FORM 10-KSB HAVE BEEN COMPILED ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION OR WARRANTY REGARDING FUTURE OPERATING RESULTS OF THE COMPANY IS TO BE INFERRED FROM THOSE FORWARD LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD LOOKING STATEMENTS SPECIFIED IN THIS FORM 10-KSB REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND THEIR USE IN DEVELOPING
AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES
REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM THAT PROJECTED, AND ACCORDINGLY, NO OPINION IS EXPRESSED REGARDING THE ACHIEVABILITY OF PARTICULAR FORWARD LOOKING RESULTS. IN ADDITION, THOSE FORWARD LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS FORM 10-KSB AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER
THE DATE OF THIS FORM 10-KSB.

NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD LOOKING STATEMENTS SPECIFIED IN THIS FORM 10-KSB ARE ACCURATE.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


Item 9.   DIRECTORS, EXECUTIVE OFFICERS

The information appearing under the caption "Election of Directors" contained in the Company's proxy statement for its Annual Meeting of Stockholders to be held on February 7, 1997 (the "Proxy Statement"), is incorporated herein by reference.

Item 10.   EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under the captions "Election of Directors" and "Principal Stockholders" contained in the proxy Statement is incorporated herein by reference.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement is incorporated herein by reference.


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

3.1       Certificate of Incorporation of the Company*
3.2       Amendments of Certificate of Incorporation*
3.3       Bylaws of the Company*
4.1 Trust Indenture between the Company and First City Bank of Dallas*
10.1      Coachella Packing Shed Lease*
10.5 Desert Valley Date Joint Venture Agreement dated April 1, 1985 between the Company and George Kirkjan, as amended March 26,1991**
10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens**
10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright**
10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie**
10.11 Agreement and Plan of Reorganization dated as of December 16, 1988 between the Company and the shareholders of AMCOR Capital, Inc., a California corporation and wholly-owned subsidiary of the Company**
10.12 Lease Agreement dated April 1, 1996 between the Company and Enterprise Packing Company**
10.25 Sublease Agreement dated as of November 24, 1993 between the Company and Enterprise Packing Company***
10.26 Option to Repurchase Agreement dated as of May 31, 1993 between Shandon Hills Vineyards and AMAGCO***
10.27 Assignment Agreement dated as of May 31, 1993 among the Company, Shandon Hills Vineyard and AMAGCO***
22.1      Subsidiaries of the Company*



  * Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1988 and incorporated herein by reference.

 ** Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended November 30, 1993 as filed with the Commission on March 15, 1994 and incorporated herein by reference.



(b)    REPORTS ON FORM 8-K

Form 8-K, dated November 30, 1995, was filed with the Commission on December 15, 1995, reporting on Item 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) in connection with the Company's sale of, in non-monetary transaction, its San Luis Obispo vineyards and a related repurchase option to an affiliate partnership for that entity's 50% interest in a farming operation located in eastern Oregon.

                       AMCOR CAPITAL CORPORATION
                           and Subsidiaries

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SCHEDULES




   Report of Independent Auditors                            F - 2

   Financial Statements of AMCOR Capital Corporation:
   Consolidated Balance Sheets, August 31, 1996 and 1995     F - 3

   Consolidated Statements of Operations for the years
     ended August 31, 1996 and 1995                          F - 5

   Consolidated Statements of Shareholders' Equity for
     the years ended August 31, 1996 and 1995                F - 6

   Consolidated Statements of Cash Flows for the years
     ended August 31, 1996 and 1995                          F - 9

   Notes to Consolidated Financial Statements                F - 12

                        REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of AMCOR Capital Corporation


We have audited the accompanying consolidated balance sheets of AMCOR Capital Corporation and its subsidiaries as of August 31, 1996 and 1995, the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOR Capital Corporation and subsidiaries as of August 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/S/Kelly & Company

Kelly & Company
Newport Beach, California
November 14, 1996

                           AMCOR CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           August 31, 1996 and 1995
                               ________________

                                   ASSETS
                                                    1996          1995
                                                 ---------     ---------
Current assets:
  Cash and equivalents                          $1,087,102    $1,809,262
  Accounts receivable                              288,899       159,669
  Advances due from affiliated partnerships
    for farming and land management              5,337,704     3,249,369
  Notes receivable, other                          352,525     3,699,926
  Inventories                                      307,868       425,225
  Prepaids and deposits                             86,995        23,699
  Accrued interest                                 279,601       143,586
                                                ----------    ----------
      Total current assets                       7,740,694     9,510,736

Property and equipment, net                      9,508,442    10,475,182

Contractual advances due from affiliated
 partnerships for construction in progress       2,712,397          -

Notes receivable:
 Affiliated partnerships and related parties     5,691,686       262,000
 Other                                           1,963,067     1,145,179

Investments                                      2,489,606       314,329

Restricted cash                                  1,065,683          -

Other assets                                       830,685          -
                                               -----------   -----------
      Total assets                             $32,002,260   $21,707,426
                                               ===========   ===========






       The accompanying notes are an integral part of the consolidated financial statements.



                                   F - 3

                           AMCOR CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           August 31, 1996 and 1995
                               ________________
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   1996          1995
                                                 ---------     ---------
Current liabilities:
  Accounts payable                                $854,478    $2,683,153
  Advances due to affiliated partnerships          414,530       957,422
  Notes payable, other                             964,774       344,900
  Capitalized lease obligation                      54,728          -
  Income taxes payable                             337,835        12,281
  Accrued interest                                 518,352       178,996
  Deposit on financing transaction                    -        1,278,392
                                                ----------    ----------
      Total current liabilities                  3,144,697     5,455,144

Deferred income taxes                              125,147          -

Notes payable, net of current portion:
  Affiliated partnerships                        3,672,607     2,218,150
  Other                                         11,909,147     3,326,750

Capitalized lease obligation, net of
  current portion                                   99,948          -

Other liabilities                                  416,768          -
                                                ----------    ----------
      Total liabilities                         19,368,314    11,000,044
                                                ----------    ----------
Commitments and contingencies

Shareholders' equity:
 Preferred stock (250,000 shares authorized,
  no shares outstanding)
 Series A Convertible Preferred Stock ($0.01
  par value; 750,000 shares authorized, 628,972
  and 618,972 shares issued and outstanding
  at August 31, 1996 and 1995, respectively)         6,290         6,190
 Common stock ($0.002 par value; 15,000,000 share
  authorized, 11,596,566 and 10,331,288
  shares issued and outstanding at August 31,
  1996 and 1995, respectively)                      23,193        20,662
 Paid-in capital                                11,150,064    10,632,689
 Accumulated earnings                            1,454,399        47,841
                                                ----------    ----------
      Total shareholders' equity                12,633,946    10,707,382
                                               -----------   -----------
      Total liabilities and
        shareholders' equity                   $32,002,260   $21,707,426
                                               ===========   ===========

       The accompanying notes are an integral part of the consolidated financial statements.

                                   F - 4

                            AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended August 31, 1996 and 1995
                                ________________

                                                   1996           1995
                                                 ---------      ---------
Revenues:
   Crop sales and other farm income             $8,355,172     $9,477,397
   Management and other fees                     1,767,300        923,103
   Equity in income (loss) of investee             (40,244)       216,208
   Other operating income                          786,124        969,182
                                                 ---------      ---------
                                                10,868,352     11,585,890
                                                 ---------     ----------
Operating costs and expenses:
   Farming costs and cost of crops sold          7,002,297      8,072,185
   Other operating expenses                        451,091        710,372
   Wages and salaries                              615,519        663,779
   Depreciation expense                            484,310        378,778
                                                 ---------      ---------
                                                 8,553,217      9,825,114
                                                 ---------      ---------
Income from operations                           2,315,135      1,760,776
                                                 ---------      ---------

Other income (expense):
   Gain on sale of assets                          830,277        135,865
   Interest expense                               (930,190)      (711,039)
                                                 ---------      ---------
                                                   (99,913)      (575,174)
                                                 ---------      ---------
Income before income taxes                       2,215,222      1,185,602
Provision for income taxes                         437,281         12,281
                                                 ---------      ---------
Net income                                      $1,777,941     $1,173,321
                                                 =========      =========

Net income per common share, share equivalent
   primary                                           $0.17          $0.10
                                                 =========      =========

Net income per common share, share equivalent
   fully diluted                                     $0.17          $0.10
                                                 =========      =========





       The accompanying notes are an integral part of the consolidated financial statements.



                                   F - 5

                            AMCOR CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Years Ended August 31, 1996 and 1995




                                              Common        Preferred
                                              Shares         Shares
                                            ----------      ---------
Balance, August 31, 1994                    11,748,469        518,994
     Net income                                   -              -
     Common shares retired                  (1,279,182)          -
     Shares issued in acquisition
       of vineyards                               -            60,081
     Convert stock to debt                  (  500,000)          -
     Shares issued in payment
       of debt                                 362,001           -
     Preferred stock dividends, accrued           -              -
     Issue preferred stock for dividends          -            39,897
                                            ----------        -------
Balance, August 31, 1995                    10,331,288        618,972
     Net income                                   -              -
     Shares issued under stock option plan   1,260,935           -
     Shares issued in acquisition
       of partnership interests                  4,343         10,000
     Preferred stock dividends, accrued           -              -
                                            ----------        -------
Balance, August 31, 1996                    11,596,566        628,972
                                            ==========        =======










       The accompanying notes are an integral part of the consolidated financial statements.






                                   F - 6

                            AMCOR CAPITAL CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
                   For the Years Ended August 31, 1996 and 1995




                                              Common        Preferred
                                               Stock          Stock
                                            ----------      ---------
Balance, August 31, 1994                       $23,497         $5,190
     Net income                                   -              -
     Common shares retired                      (2,558)          -
     Shares issued in acquisition
       of vineyards                               -               601
     Convert stock to debt                      (1,000)          -
     Shares issued in payment
       of debt                                     723           -
     Preferred stock dividends, accrued           -              -
     Issue preferred stock for dividends          -               399
                                            ----------        -------
Balance, August 31, 1995                        20,662          6,190
     Net income                                   -              -
     Shares issued under stock option plan       2,522           -
     Shares issued in acquisition
       of partnership interests                      9            100
     Preferred stock dividends, accrued           -              -
                                            ----------        -------
Balance, August 31, 1996                       $23,193         $6,290
                                            ==========        =======










       The accompanying notes are an integral part of the consolidated financial statements.





                                   F - 7

                            AMCOR CAPITAL CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
                   For the Years Ended August 31, 1996 and 1995



                                                   Accumulated
                                        Paid-in     Earnings
                                        Capital     (Deficit)      Total
                                       ---------  ------------    --------
Balance, August 31, 1994             $10,594,278   ($796,057)   $9,826,908
  Net income                                -      1,173,321     1,173,321
  Common shares retired                 (917,902)       -         (920,460)
  Shares issued in acquisition
   of vineyards                          600,212        -          600,813
  Convert stock to debt                 (449,000)       -         (450,000)
  Shares issued in payment
    of debt                              406,529        -          407,252
  Preferred stock dividends, accrued        -       (329,423)     (329,423)
  Issue preferred stock for dividends    398,572        -          398,971
                                       ---------  ----------      --------
Balance, August 31, 1995              10,632,689      47,841    10,707,382
  Net income                                -      1,777,941     1,777,941
  Shares issued under stock option plan  413,587        -          416,109
  Shares issued in acquisition
    of partnership interests             103,788        -          103,897
  Preferred stock dividends, accrued        -       (371,383)     (371,383)
                                       ---------  ----------      --------
Balance, August 31, 1996             $11,150,064  $1,454,399   $12,633,946
                                       =========   =========    ==========








       The accompanying notes are an integral part of the consolidated financial statements.





                                   F - 8

                         AMCOR CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended August 31, 1996 and 1995
                             ________________
                                                       1996           1995
                                                     -------        -------
Cash flows from operating activities
  Net income                                        $1,777,941    $1,173,321
  Adjustments to reconcile income (loss)
   to net cash provided by operating activities:
     Depreciation                                      484,310       378,778
     (Gain) loss on sale of assets                    (830,277)      135,865
     Decrease (increase) in assets:
       Loss of investee                                 40,244      (216,208)
       Accounts receivable                            (129,230)       98,799
       Inventories                                     117,357      (136,120)
       Prepaids and deposits                           (63,296)      145,787
       Accrued interest receivable                    (136,015)       (1,879)
       Advances due from/to affiliated
        partnerships for farming and land
        management                                  (2,600,550)      466,127
       Other assets                                   (830,685)         -
     Increase (decrease) in liabilities:
       Accounts payable                             (2,200,058)    1,320,428
       Income taxes payable                            325,554       (69,296)
       Accrued interest payable                        339,356       (76,294)
       Accrued expenses                                   -          (94,369)
       Deferred taxes                                  125,147          -
                                                    ----------     ---------
Cash provided by (used in)operating activities      (3,580,202)    3,124,939
Cash flows provided by (used in) investing
 activities:
   Payments received on notes receivable             4,012,513     1,495,300
   Purchases of property and equipment              (1,562,121)      (68,677)
   Sales of property and equipment                      18,000       756,167
   Restricted cash                                  (1,065,683)         -
   Advances due from affiliated partnerships
    for contractual construction in progress        (2,712,397)         -
   Sale of investment                                     -           50,000
                                                    ----------     ---------
Cash provided by (used in) investing activities     (1,309,688)    2,232,790
Cash flows provided by (used in) financing
 activities:
   Proceeds from notes, loans and advances payable   6,042,398       100,423
   Repayment of notes, loans, and advances payable  (1,945,962)   (4,032,931)
   Issuance of stock                                    71,294          -
                                                    ----------     ---------
Cash provided by (used in) financing activities      4,167,730    (3,932,508)
                                                    ----------     ---------
Net (decrease) increase in cash                       (722,160)    1,425,221
Cash at beginning of year                            1,809,262       384,041
                                                    ----------     ---------
Cash at end of year                                 $1,087,102    $1,809,262
                                                     =========     =========

       The accompanying notes are an integral part of the consolidated financial statements.

                                 F-9

                         AMCOR CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended August 31, 1996 and 1995
                             ________________


              Supplemental Disclosure of Cash Flow Information
                                                 1996          1995
                                                -------      --------
Cash paid during the year for:
     Interest                                  $638,573      $723,973
     Income taxes                                12,281        68,188



                     Supplemental Schedule of Non-Cash
                     Investing and Financing Activities


                                                 1996          1995
                                                -------      --------
Assets acquired in non-cash transactions
     Assets acquired                         $10,030,651   $1,945,000
     Assets disposed                          (2,679,735)        -
     Receivables incurred                        314,329      660,813
     Liabilities assumed                        (940,000)  (2,005,000)
     Issuance of preferred stock                (100,000)    (600,813)
     Issuance of common stock                     (3,897)        -
     Receivable satisfied                     (1,847,836)        -
     Liabilities incurred                     (6,051,904)        -
     Liabilities satisfied                     1,278,392         -

Satisfaction of settlement by assignment
     Receivable satisfied                           -        (246,349)
     Liabilities satisfied                          -         246,349

Satisfaction of debt through issuance
  of stock
     Liabilities satisfied                       344,815      407,252
     Stock issued                               (344,815)    (407,252)

Accrual of dividends on preferred stock
     Liability incurred                         (371,383)    (329,423)
     Reduction in retained earnings              371,383      329,423

Satisfaction of debt through offset of
  related receivables
     Receivables satisfied                      (150,000) (17,590,136)
     Liabilities satisfied                       150,000   17,590,136


       The accompanying notes are an integral part of the consolidated financial statements.

                                 F-10

                         AMCOR CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended August 31, 1996 and 1995
                             ________________

                    Supplemental Schedule of Non-Cash
                Investing and Financing Activities, Continued

                                                 1996          1995
                                                -------      --------
Payment of preferred stock dividends
through issuance of preferred stock
     Liabilities satisfied                        -           398,971
     Stock issued                                 -          (398,971)

Conversion of stock to debt
     Liabilities incurred                         -          (450,000)
     Stock retired                                -           450,000

Retirement of stock
     Receivables satisfied                        -          (920,460)
     Stock retired                                -           920,460

Sale of partnership interests
     Receivable incurred                          -         1,699,959
     Property acquired                            -           165,000
     Liabilities incurred                         -           (76,000)
     Partnership interest sold                    -        (1,788,959)

















       The accompanying notes are an integral part of the consolidated financial statements.

                                 F-11

                         AMCOR CAPITAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ________________


1.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The consolidated financial statements include the accounts of AMCOR Capital Corporation and its wholly-owned operating subsidiaries, Sun Goddess Farms, Inc., AMCOR Properties, Inc., and AMCOR Biomass Farms, LLC ("the Company"). All significant intercompany transactions have been eliminated. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

    During the year ended August 31, 1996, the Company (i) reacquired AMCOR Properties, Inc. from a company owned by an officer of the Company and (ii) sold ACI Farms, Inc. to a partnership owned by officers of the Company. These transactions resulted in neither a gain or loss to the Company.

    Operations and Revenue Recognition

    The Company engages in agribusiness, clean greenwaste recycling, land planning, and development of its property and the properties of its affiliated partnerships. The Company also generates revenue through management and development fees of various limited partnerships which are engaged in farming, real estate development, and investing activities.

    Management service fee income, primarily due from affiliated partnerships, is recognized when it is contractually due, which approximates the time that services are performed. Crop sales and other farm income are recognized by the accrual method at the time of sale.

    Cash and Equivalents

    The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less.

    The Company has no requirements for compensating balances. The Company maintains cash balances in bank accounts which exceed federally insured limits by $2,052,785 and $1,709,262 at August 31, 1996 and 1995, respectively; however, the Company has not experienced any losses in such accounts. Part of the restricted cash as described in Note 8 is included in the balances which exceed federally insured limits as of August 31, 1996.

    Continued                     F-12

                         AMCOR CAPITAL CORPORATION

1.  Summary of Significant Accounting Policies, Continued

    Inventories

    All direct and indirect costs of growing crops are accumulated and valued at the lower of cost or market (net realizable value).
    Harvested crops are valued at the lower of cost or market using the average cost method.

    Property and Equipment

    Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting profit or loss is reflected in the statement of operations.

                                             Estimated Useful
                                                    Life
                                            ------------------
          Vehicles and farm equipment            3-10 years
          Office furniture and equipment         3-10 years
          Vineyard development costs               15 years
          Leasehold improvements                    7 years
          Buildings                                30 years

   Investments

   The Company has investments in certain of its affiliated partnerships, as well as third-party entities. Desert Valley Date was accounted for by the equity method until it was sold during the year ended August 31, 1995.
   PS III Farms, L.L.C., an Oregon limited liability company, which was acquired during the year ended August 31, 1996, is accounted for utilizing the equity method.

   Income Taxes

   The Company and its corporate subsidiaries file consolidated federal income and combined state franchise tax returns. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

 Continued

                           AMCOR CAPITAL CORPORATION

1. Summary of Significant Accounting Policies, Continued

   Disclosures about Fair Values of Financial Instruments

   The Company accounts for the value of financial instruments using the fair value method as described in the Statement of Financial Standards No. 107 (SFAS 107). SFAS No. 107 was adopted by the Company during fiscal year 1995.

   Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

2. Advances Due from Affiliated Partnerships and
     Advances Due to Affiliated Partnerships

   Advances due from affiliated partnerships consist of:

      1. Farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California, with repayment anticipated from crop sales,

      2. Management and development fees charged by the Company to various partnerships in California and Texas for the management of the partnerships' assets and the development of their properties with repayment anticipated from crop sales and lot sales, and

      3. Development costs advanced by the Company on behalf of various partnerships for a residential development in Texas with repayment anticipated from lot sales.

   Advances due to affiliated partnerships consist primarily of receipts of crop sales exceeding advances for farming costs on behalf of various partnerships. These amounts do not bear interest, are not collateralized, and are due on demand.

3. Inventories

   Inventories consist of growing crops which represent the incurred costs of growing farm products on the Company's own behalf, such as chemicals and certain other farming supplies.



 Continued

                         AMCOR CAPITAL CORPORATION

4. Property and Equipment
                                                         1996           1995
                                                        ------         ------
   Property and equipment consists of the following:
        Vineyard development costs                   $5,145,356    $7,182,803
        Vehicles and farm equipment                   1,506,111     1,172,643
        Office furniture and equipment                   51,130        51,130
        Leasehold improvements                           61,233        61,233
        Buildings                                       301,928       155,000
        Golf course construction in progress          1,394,428          -
                                                      ---------     ---------
                                                      8,460,186     8,622,809
        Less:  Accumulated amortization and
            depreciation                             (1,698,744)   (1,412,627)
                                                      ---------     ---------
                                                      6,761,442     7,210,182
        Land                                          2,747,000     3,265,000
                                                      ---------     ---------
        Total property and equipment                 $9,508,442   $10,475,182
                                                      =========     =========

    Vehicles reported under capital lease at August 31, 1996, was $189,884 with accumulated depreciation of $22,511. The current year's depreciation expense related to the capital leases was $22,511.


5. Notes Receivable from Affiliated Partnerships
    and Related Parties
                                                        1996          1995
                                                      -------       -------
   Note receivable from affiliated partnership
   with an interest rate of 5% per annum.                -         $262,000

   Note receivable from affiliated partnership
   with an interest rate of New York prime plus
   two points (10.25% at August 31, 1996).         $5,691,686          -
                                                    ---------       -------
   Total notes receivable from affiliated
     partnerships and related parties              $5,691,686      $262,000
                                                    =========       =======




 Continued

                           AMCOR CAPITAL CORPORATION

6. Notes Receivable - Other
                                                        1996          1995
                                                      -------       -------
   Note receivable from a third party,
   collateralized by farm property, with an
   interest rate of 8% per annum.                         -       $2,930,000

   Notes receivable from third party,
   collateralized by farm property, with an
   interest rate of 6.5% per annum;
   the notes are due November 21, 2001.              $437,500        437,500

   Notes receivable from third parties,
   collateralized by farm property, with an
   interest rate of 8% per annum;
   the notes are due November, 1998.                1,182,888           -

   Note receivable from sale of partnership
   interest with an interest rate of 6% per annum;
   principal and interest payments of $225,632 are
   due each December 15 through 1998.                 695,204      1,477,605
                                                    ---------      ---------
                                                    2,315,592      4,845,105
          Less:  current portion                     (352,525)    (3,699,926)
                                                    ---------      ---------
   Total Notes Receivable - Other                  $1,963,067     $1,145,179
                                                    =========      =========



7. Investments
                                                        1996          1995
                                                      -------       ------
   Investments consist of the following:

   Investment accounted for utilizing the
     equity method of accounting:
        PS III Farms, L.L.C.                       $2,489,606          -
                                                    ---------       -------
                                                    2,489,606          -
                                                    ---------       -------
   Investments accounted for utilizing the
     cost method:
          Atlantic Holdings Limited Partnership          -          300,000
          Other                                          -           14,329
                                                    ---------       -------
                                                         -          314,329
                                                    ---------       -------
   Total Investments                               $2,489,606      $314,329
                                                    =========       =======

 Continued

                           AMCOR CAPITAL CORPORATION

7. Investments, Continued

   In 1996, the Company acquired a 50% interest in PS III Farms, L.L.C. (see
   Note 13) that leases 6,490 acres to one of the LLC members. The remaining lease term is for forty months, and the primary crop grown on the farm is potatoes, with a renewal option with terms subject to mutual agreement.

   In 1995 the Company sold its 50 percent general partnership interest in Desert Valley Date (See Note 13). Desert Valley Date processed and marketed dates. The Partnership sold its retail grade product to customers ranging from individuals to food retailers. Its industrial grade product was sold primarily to food manufacturers who use the product as a nutritional low-cholesterol, low sodium filler in foods.

   The Company is a general partner in a number of the affiliated partnerships; however, its investment in and equity in their operations is not material.

8. Restricted Cash

   These funds are on deposit in trust to provide fund payment of a related party's liability. It is management's belief that $448,999 will be removed from the restricted status upon payment of the liability. There can be no guarantee or assurance, however, that any amount will be available to the Company after the payment of that obligation based upon the final determination of the exact liability amount.

9. Notes Payable
                                                        1996          1995
                                                      -------       -------
   Unsecured

    Notes payable to affiliated partnerships and other related parties consist of the following:

      Notes payable to affiliated partnerships,
       with interest rates of 6% to 12% per
       annum; the notes are due in December, 1997.   $2,407,423   $1,768,150

      Notes payable to an officer, with an
       interest rate of 8% per annum;
       the notes are due in December, 1997.             815,184         -

      Note payable to an employee, with interest
       rates of 5.9% and 2.7% in 1996 and 1995,
       respectively. The note is due in
       November, 1998.                                  450,000      450,000
                                                      ---------    ---------
                                                      3,672,607    2,218,150
                                                      ---------    ---------
Continued

                           AMCOR CAPITAL CORPORATION

9.  Notes Payable, Continued
                                                         1996          1995
    Notes payable to third parties consist of          -------        ------
    the following:

      Note payable, with an interest rate of 14%
       per annum; the note was paid in
       September, 1996.                                 $40,000      $40,000

      Note payable, with an interest rate of 8%
       per annum; the note was paid in
       August, 1996.                                       -         150,000

                                                      ---------    ---------
                                                         40,000      190,000
                                                      ---------    ---------
     Total unsecured notes payable                    3,712,607    2,408,150
                                                      ---------    ---------
   Collateralized

   Notes payable to third parties consist
   of the following:

   Notes payable collateralized by real property,
    all with an interest rate of 10% per annum;
    the notes are due on June 30, 1997.
                                                        435,000      504,900

   Notes payable collateralized by real property,
    with an interest rate of 5% per annum; the
    notes are due on December 31, 1997.               2,845,500    2,976,750


   Notes payable, collateralized by equipment,
    with an interest rate of 10.5% per annum;
    there are four equal annual payments with
    the final installment due on August 15, 1999.       129,503         -

   Note payable to an insurance company,
    collateralized by real and personal property,
    with an interest rate of 7.79% per annum; an
    interest only payment is due October 1, 1996,
    then semi-annual installments of $188,005 are
    due through April, 2011.  The interest rate
    and the amount of the payment will be reviewed
    in April, 2006, and may be adjusted per the
    terms of the loan.                                3,780,000         -

   Notes payable collateralized by certain notes
    receivable, with an interest rate of 13.5%,
    due in December, 1996.                              369,000         -


Continued

                           AMCOR CAPITAL CORPORATION

9. Notes Payable, Continued
                                                        1996          1995
                                                      -------       -------
   Collateralized, continued

   Notes payable collateralized by real property of an affiliated partnership and guaranteed by the two largest shareholders of the Company, several affiliated partnerships of the Company, and a subsidiary of the Company, which consist of the following:

    Note A: Interest rate of prime plus 1% (9.25%
     at August 31, 1996), with semi-annual interest
     payments until March, 1998, then all unpaid
     interest and principal due on September 30,
     1998. The interest payment due on August 31,
     1996, was made by the Company.                  $3,900,000        -

    Note B: A non interest bearing note with a
     principal reduction of $80,000, due August 31,
     1996, and the remaining unpaid principal due
     September 30, 1998.  The principal payment
     was made by the Company.  The note is
     recorded at its fair value.                        734,091        -

    Note C: A non interest bearing note due on
     September 30, 1998. If no event that causes a
     default occurs and if Note A is paid in full
     by June 30, 1997, then the balance due on this
     note will be canceled.  It is management's
     intent to pay Note A in full no later
     than June 30, 1997.  The note is recorded at
     its fair value                                     640,827        -

                                                      ---------    ---------
     Total collateralized notes payable              12,833,921   $3,481,650
                                                      ---------    ---------
Total notes payable                                  16,546,528    5,889,800
Less:  current maturities                              (964,774)    (344,900)
                                                      ---------    ---------
Long term portion of notes payable                  $15,581,754   $5,544,900
                                                     ==========    =========

   Maturities of notes payable for the fiscal years ending August 31:

                            1997                       $964,774
                            1998                      4,597,481
                            1999                      7,295,152
                            2000                        100,638
                            2001 and thereafter       3,588,483

Continued

                           AMCOR CAPITAL CORPORATION

9. Notes Payable, Continued
   Interest Expense

   Interest expense during the years ended August 31, 1996 and 1995, was $930,190 and $711,039, respectively.

10. Obligation Under Capital Lease

    During the year ended August 31, 1996, the Company entered into a long term lease agreement. Obligation under capital lease at August 31, 1996, consist of the following:

      Capital lease with Enterprise Leasing at
       8.75% with monthly payments of $5,613,
       with the final payment due December, 1998           $154,676

    Future minimum lease payments under capital lease at August 31, 1996, are as follows:

      1997                                                  $67,356
      1998                                                   67,356
      1999                                                   42,532
                                                             ------
      Total minimum lease payments                          177,244
       Less: amount representing interest                   (22,568)
                                                             ------
      Present value of minimum lease payments               154,676
       Less:  current maturities                            (54,728)
                                                             ------
      Obligation under capital lease, long term             $99,948
                                                             ======

11. Deferred Income Taxes

   The components of the provision for income taxes are as follows:
                                                1996          1995
                                              -------       -------
     Current tax expense:
          Federal                            $323,154        $9,881
          State                                 2,400         2,400
                                              -------        ------
                                              325,554        12,281
     Deferred tax expense:                    -------        ------
          Federal                             111,727          -
          State                                  -             -
                                              -------        ------
                                              111,727          -
                                              -------        ------
     Total provision                         $437,281       $12,281
                                              =======        ======

Continued

                           AMCOR CAPITAL CORPORATION

11. Deferred Income Taxes, Continued

   Significant components of the Company's deferred income tax assets and liabilities at August 31, 1996 and 1995 are as follows:

                                                        1996          1995
   Deferred tax assets:                               -------       -------
    Capital loss carryforward                         $53,048       $51,413
    Net operating loss carryforward                      -           38,775
    State tax credit carryforward                     280,265       443,152
    Other                                                 816           816
                                                      -------        ------
   Total deferred income tax assets                   334,129       534,156
    Valuation allowance                              (302,528)     (534,156)
                                                      -------        ------
   Net deferred income tax asset                       31,601          -
                                                      -------        ------
   Deferred income tax liability:
    Depreciation                                       45,526          -
    Partnership loss                                  110,405          -
                                                      -------        ------
   Total deferred income tax liability                155,931          -
                                                      -------        ------
   Net deferred income taxes                         $124,330          -
                                                      =======        ======

   Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                         1996          1995
                                                        -------      -------
   Tax expense at U.S. statutory rate                    34.0%         34.0%
   State tax provision                                    0.1           1.0
   Tax indemnification agreement                        (12.8)           -
   (Benefit) of net operating loss                         -          (36.8)
   Other                                                 (1.6)          2.8
                                                      -------       -------
       Effective income tax rate                         19.7%          1.0%
                                                      =======       =======


   The Company has capital loss carryforwards for federal and state income
   tax purposes of $122,512 that expire in 1998.   The Company has a state
   income tax credit carryforward of $280,265 that expires in 2010.

   The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under California Revenue Tax Code, the Company is offered a number of California tax benefits. For the years ended August 31, 1996 and 1995, the Company utilized the hiring tax credit and the sales and use tax credit to reduce its state tax expense.


Continued

                           AMCOR CAPITAL CORPORATION

12. Commitments and Contingencies

   Commitments

      The Company has operating leases for certain of its facilities and office equipment. The Company has the option of extending their facility lease for three additional five-year terms. Future minimum lease payments at August 31, 1996, are as follows:

               1997                                       $   257,909
               1998                                           255,341
               1999                                           246,809
               2000                                           218,462
               2001 and thereafter                            364,000
                                                            ---------
               Total future minimum lease payments        $ 1,342,521
                                                            =========

   Rental expense, resulting from operating lease agreements, was $377,801 and $232,696 during the years ended August 31, 1996 and 1995, respectively.


13. Acquisitions

   On April 6, 1996, the Company purchased loans owed by an affiliated partnership to Atlantic Holdings Limited Partnership in the amount of $5,691,686 (including accrued interest), secured by certain real property in Riverside County, California. The agreements securing these loans were assigned to the Company. The purchase price is payable pursuant to three secured promissory notes from the Company, which are secured by that certain real property in Riverside County, California, a mortgage on 1,400 acres of Texas real property owned by affiliated partnerships, and is guaranteed by the two largest shareholders of the Company, several affiliated partnerships of the Company and a subsidiary of the Company (see Note 9). The Company will be entitled to two discounts if management meets the following requirements:

        1. Pay Note A in full no later than June 30, 1997, and
        2. Make all note payments on a timely basis.

   If requirements 1 and 2 are met, the Company will receive a discount of $891,685 from the original purchase price.

   If requirement 2 only is met, the Company will receive a discount of $91,685 from the original purchase price.

   As of the date of this report, the Company was not in default on these obligations.


Continued

                           AMCOR CAPITAL CORPORATION

13. Acquisitions, Continued

   On September 30, 1995, the Company acquired notes receivable of $1,306,290 and assumed notes payable secured by these notes of $940,000, in exchange for a reduction in advances due the Company by three affiliated partnerships of $189,362 and an increase in advances due by the Company to the three affiliated partnerships of $176,708. This transaction resulted in no gain or loss to the Company.

   On November 30, 1995, the Company sold, in a non-monetary transaction, its San Luis Obispo, California, vineyards and a related repurchase option, referred to in Note 17, to an affiliated partnership for the entity's 50% interest in PS III Farms, L.L.C., a farming operation in Oregon. The asset received was recorded at fair market value as it was not possible to determine the value of the vineyards and option exchanged. The Oregon farming operation was valued at $2,426,000 in the transaction. The transaction resulted in a gain of $830,786 and reduced advances due from an affiliated partnership by $508,200.

14. Profit-Sharing Plan

   Effective December 1, 1985, the Company established a noncontributory profit-sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No contributions were made to the plan during 1995.
   The Company terminated the plan as of June 30, 1995.

15. Common Stock and Stock Options

   During 1990, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 are exercisable at $.33 per share and expire in November, 1996. These options were granted in connection with the 1989 partnership restructuring of two of the affiliated partnerships in which the officers of the Company were general partners. These stock options were exercised at August 31, 1996.

   The remaining 908,266 options are exercisable at $0.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

   During 1995, the Company adopted a new non-qualified stock option plan for Company employees and vendors and granted options to purchase 250,000 shares of its common stock to several employees at $0.65 per share. Under the plan, the options terminate when an employee leaves the Company.
   Options to purchase 175,000 shares and 250,000 shares were still outstanding at August 31, 1996 and 1995, respectively.



Continued

                           AMCOR CAPITAL CORPORATION

16. Affiliated Partnerships

   The Company through 1989 syndicated more than 150 Limited Partnerships, many of which have now been liquidated. The Company managed twenty-four of these partnerships in 1996 and 1995. These partnerships are involved in farming, real estate, and related agribusiness activities. Certain partnerships have purchased land from the Company at the Company's basis. In certain cases, partnerships have not recorded their title to the land. The Company and/or certain officers of the Company are general partners in the partnerships. The accounting policies used by the partnerships are the same as those used by the Company. The aggregate financial data of the partnerships is:

                           Balance Sheets - Unaudited

                                                    August 31,    August 31,
                                                       1996          1995
                                                    ----------   ----------
     Cash                                          $    67,982   $      485
     Accounts and advances receivable                1,535,464      980,840
     Notes receivable                                5,303,649    3,903,581
     Property and equipment, net                     3,310,948    2,963,060
     Investments                                    23,500,276   28,993,192
     Other assets                                      551,728      469,117
                                                    ----------   ----------
        Total assets                               $34,270,047  $37,310,275
                                                    ==========  ===========

     Accrued liabilities                            $8,674,452   $5,710,584
     Notes payable                                   5,008,170    7,107,568
     Other liabilities                                    -            -
                                                    ----------   ----------
        Total liabilities                           13,682,622   12,818,152
     Partnership capital                            20,587,425   24,492,123
                                                    ----------   ----------
        Total liabilities and partnership capital  $34,270,047  $37,310,275
                                                    ==========  ===========

                         Income Statements- Unaudited
                for the Years Ended August 31, 1996 and 1995

                                                       1996          1995
                                                    ----------   ----------
     Farm revenue                                   $  747,544   $1,643,587
     Land sales                                        675,000       15,000
     Interest income                                   468,029      455,383
     Other income                                         -            -
                                                    ----------   ----------
        Total revenue                                1,890,573    2,113,970
                                                    ----------   ----------

Continued

                           AMCOR CAPITAL CORPORATION

16. Affiliated Partnerships, Continued

                   Income Statements- Unaudited, Continued
                for the Years Ended August 31, 1996 and 1995


                                                       1996          1995
                                                    ----------   ----------
     Crop costs                                     $1,224,548   $1,924,544
     Cost of land sold                                 652,449        2,102
     Interest expense                                  172,569      580,436
     Management fees                                   517,065      652,488
     Depreciation expense                              130,000      130,000
     Other operating expense                           332,780      923,799
     (Gain) Loss on sale of assets                        -         (87,742)
     Bad debts                                            -         716,861
                                                    ----------   ----------
        Total expense                                3,029,411    4,842,488
                                                    ----------   ----------
        Net loss                                   ($1,138,838) ($2,728,518)
                                                     =========    =========

17. Financing Transaction

   In 1993 the Company entered into a transaction with the lessee of a 667-acre San Luis Obispo County, California, wine grape vineyard owned by the Company and an affiliated partnership. The transaction provided for the lessee to purchase the 667 acres for $3.5 million, which was approximately 65% of the fair market value of the vineyard. The transaction has been treated as a financing transaction under the deposit method. By December 1995, the Company was required to exercise a repurchase option to regain title to the vineyard. The option price was $3.5 million plus the costs of any capital improvements made to the property by the lessee. During the year ended August 31, 1996, the Company sold this vineyard and repurchase option to an affiliated partnership (See Note 13).

18. Divestiture of Partnership Interest

   On May 31, 1995 the Company sold its 50 percent general partnership interest in Desert Valley Date, which is the largest date processor in the Coachella Valley. It processes and markets dates to retail and industrial users across the country. The sale resulted in a gain of $199,400. The sales price consisted of the following:

               Cash                                 $   50,000
               Note receivable                       1,477,605
               Building                                165,000
               Land                                    500,000
                                                     ---------
                                                    $2,192,605
                                                     =========
Continued

                           AMCOR CAPITAL CORPORATION

18. Divestiture of Partnership Interest, Continued

   The partnership sold the land at its cost of $500,000 and valued the building at an agreed upon value of $165,000.


19. Disclosures about Fair Values of Financial Instruments

   SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of all financial instruments both on and off the Company's balance sheet. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

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

   The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

   Cash and equivalents, accounts receivable, advances, certain other current assets, accounts payable, current maturities of long term debt, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

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


   Continued

                           AMCOR CAPITAL CORPORATION

19. Disclosures about Fair Values of Financial Instruments, Continued

                                                       (Amounts in thousands)
                                                 ---- 1996 ---   ---- 1995 ---
                                               Carrying  Fair   Carrying  Fair
                                                Value    Value   Value   Value
   Current assets:                             -------- ------  -------- -----
    Cash and equivalents                        $1,087  $1,087  $1,809   $1,809
    Accounts receivable                            289     289     160      160
    Advances and accounts receivable due
           from affiliated partnerships          5,338   5,338   3,249    3,249
    Notes receivable, other                        353     353   3,700    3,700
    Other current assets                           367     367     167      167
   Other assets:
    Notes receivable
     Affiliated partnerships and related
       parties                                   5,692   5,692     262      262
     Other                                       1,963   1,527   1,145    1,042
    Restricted cash                              1,066   1,066    -        -
    Other assets                                   831     831     314      314

   Current liabilities:
    Accounts payable                               854     854   2,683    2,683
    Advances and accounts payable due to
     affiliated partnerships                       415     415     957      957
    Notes payable, other                           965     965     345      345
    Capitalized lease obligation                    55      55      -        -
    Income taxes payable                           338     338      12       12
    Accrued interest                               518     518     179      179
    Deposit on financing transaction                -       -    1,278    1,278

   Other liabilities:
    Notes payable, net of current portion
     Affiliated partnerships                     3,673   3,074   2,218    2,061
     Other                                      11,909   9,784   3,327    3,006
    Capitalized lease obligation                   100     100     -        -
    Other liabilities                              417     417     -        -

20. Earnings per Common Share

   The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as applicable, outstanding during the years ended August 31, 1996 and 1995, was 10,357,878 and 11,593,949,
   respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the years ended August 31, 1996 and 1995 were 10,480,729 and 11,901,517, respectively.

Continued

                           AMCOR CAPITAL CORPORATION

21. Stock transactions

   Common stock retired

   In 1995 the restriction on certain shares of common stock issued to affiliated partnerships terminated and the shares were issued to the partners in the affiliated partnerships. The general partners assigned their 703,682 shares of the distribution to the Company, which retired the shares at no gain or loss to the Company.

   In 1995 the Company received 288,000 shares of common stock from an individual in payment of a receivable and retired the stock.

   During 1995, an affiliated partnership acquired 287,500 shares of the Company's common stock. Subsequently, they sold the stock to the Company at their acquisition price in exchange for reduction in an amount due from them to the Company, and the stock was retired.

   Exchange Debt for Stock

   During 1995, the Company converted 500,000 shares of common stock held by an individual to debt and retired the stock.

   Exchange Stock for Vineyard

   In 1995, the Company issued 60,081 shares of preferred stock to an affiliated partnership valued at $600,813 and assumed $1,344,187 in debt in acquiring 220 acres of table grape vineyards located in Coachella Valley, California.

   Exchange Stock for Debt

   In 1995, the Company issued 362,001 shares of stock as payment for debt of the Company.

   Shares Issued Under Stock Option

   On August 31, 1996, two officers of the Company exercised options to purchase 1,260,935 shares at $0.33 per share.

   Shares Issued for Partnership Interests

   During 1996, the Company issued 4,343 shares of common stock and 10,000 shares of preferred stock to two entities to obtain partnership interests which were then sold to a related party at no gain or loss to the Company.

22. Business Segments

   At August 31, 1996, the Company operates principally in two areas: agribusiness and the managing and developing of real property for affiliated partnerships.


Continued

                           AMCOR CAPITAL CORPORATION

22. Business Segments, Continued

   The Company's agribusiness operations involve the farming of table grape vineyards and date gardens for the Company and affiliated partnership owned properties in the Coachella Valley, California.

   The Company's principal development activity currently involves a 1,300 lot, golf course oriented residential community known as Las Palomas Country Club Estates located southeast of San Antonio, Texas.

   The Company also earns interest income and miscellaneous income. The Company generates interest income from receivables from certain of its related partnerships, affiliates and third party notes. Other income decreased from fiscal 1995 by $183,000 (19%) to $786,000 primarily due to reduced interest income resulting from the payment to the Company of a $3 million secured note receivable in December, 1995.

   Income from operations consists of the excess of operating revenues over operating expenses including corporate expenses, which are allocated to the operating segments. In computing income from operations by segment, the effects of interest income, interest expense, and income taxes are not included.

   Identifiable assets by segment are those assets used in the Company's operations in each business segment.


                                                  1996
                                    -------------------------------------
                                            Property
                                            Management            Combined
                             Agribusiness & Development   Other   Operations
                             -----------  -------------  ------   ----------
   Net sales                 $8,355,172    $1,767,300    $745,880 $10,868,352
   Income from operations       882,161     1,042,630     390,344   2,315,135

   Assets employed at
    year end                 14,842,165     4,230,826  10,776,484  29,849,475
   Corporate assets                                                 2,152,785
                                                                   ----------
                                                                   32,002,260
                                                                   ==========

   Depreciation and
    amortization                470,714        13,596        -        484,310

   Capital expenditures         527,953     1,518,428        -      2,046,381




Continued

                           AMCOR CAPITAL CORPORATION

22. Business Segments, Continued


                                                  1995
                                    -------------------------------------
                                            Property
                                            Management            Combined
                             Agribusiness & Development   Other   Operations
                             -----------  -------------  ------   ----------
   Net sales                 $9,477,397    $  923,103  $1,185,390 $11,585,890
   Income from operations     1,026,424         7,013     727,339   1,760,776

   Assets employed at
    year end                 14,476,730          -      5,421,434  19,898,164
   Corporate assets                                                 1,809,262
                                                                   ----------
                                                                   21,707,426
                                                                   ==========

   Depreciation and
    amortization                378,778          -           -        378,778

   Capital expenditures       2,178,677          -           -      2,178,677

                            SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 27, 1996            AMCOR CAPITAL CORPORATION


                                   By:     /S/FRED H. BEHRENS
                                      Fred H. Behrens, Chairman of
                                      the Board and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                        Title                          Date

/S/FRED H. BEHRENS    Chairman, Chief Executive Office      November 27, 1996
Fred H. Behrens      (Principal Executive Officer), Chief
                      Financial Officer (Principal Financial
                      and Accounting Officer) and Director

/S/ROBERT A. WRIGHT   President, Chief Operating Officer
Robert A. Wright      and Director                          November 27, 1996

/S/ROBIN E. SWANSON   Secretary                             November 27, 1996
Robin Swanson