Form 10QSB
period 1996-11-30
AMCOR CAPITAL CORP
filed 1997-01-21
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended November 30, 1996.


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

                                (619) 398-9520
             (Registrant's telephone number, including area code)


    Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 11,996,566 on January 20, 1996.

                    PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



Introduction

     The consolidated financial statements have been prepared by AMCOR Capital Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended August 31, 1996. The financial information presented reflects all adjust-ments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    November 30, 1996 and August 31, 1996

                            (Amounts in thousands)


                                                 November 30,
                                                     1996        August 31,
                                                 (Unaudited)        1996
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash                                               $  516      $   1,087
  Accounts receivable, prepaids
     and accrued interest                               601            655
  Notes receivable                                      353            353
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              6,513          5,338
  Inventories                                         1,036            308
                                                 -----------     ----------
     Total current assets                             9,019          7,741

Property and equipment, net                           9,366          9,508

Contractual advances due from affiliated
  partnerships for construction in progress           3,862          2,712

Notes receivable:
  Affiliates and related parties                      5,692          5,692
  Other                                               1,897          1,963

Investments                                           2,490          2,490

Restricted cash                                         454          1,066

Other assets                                            952            831
                                                 -----------     ----------
  Total assets                                    $  33,732      $  32,002
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                    November 30, 1996 and August 31, 1996

                            (Amounts in thousands)

                                                 November 30,
                                                    1996          August 31,
                                                 (Unaudited)         1996
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   1,083        $   854
  Advances from affiliated partnerships                 479            415
  Notes and loans payable                             1,663            965
  Accrued interest                                      436            518
  Income taxes payable                                  438            338
  Capitalized lease obligation                           55             55
                                                 -----------     ----------
   Total current liabilities                          4,154          3,145

Deferred tax liability                                  118            125
Notes and loans payable, net of current portion:
  Affiliates                                          3,673          3,673
  Other                                              12,297         11,909
Capitalized lease obligation, net of
  current portion                                        87            100
Other liabilities                                       417            417
                                                 -----------     ----------
   Total liabilities                                 20,746         19,369

Shareholders' equity:
  Preferred stock (250,000 shares
   authorized, no shares outstanding)                   -              -
  Series A Convertible Preferred Stock
  ($.01 par value; 750,000 shares authorized,
   628,972 shares issued and outstanding at
   both November 30 and August 31, 1996)                  6              6
  Common stock ($.002 par value; 15,000,000
   shares authorized, 11,996,566 and 11,596,566
   issued and outstanding at November 30, and
   August 31, 1996, respectively)                        24             23
  Paid-in capital                                    11,150         11,150
  Accumulated earnings                                1,806          1,454
                                                 -----------     ----------
    Total shareholders' equity                       12,986         12,633
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                       $   33,732      $  32,002
                                                 ===========     ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended November 30, 1996 and 1995
                                  (Unaudited)

                 (Amounts in thousands, except per share data)

                                                     1996           1995
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                      -          $    37
  Management and other fees                       $   1,001            148
  Other income                                          219            131
                                                 -----------     ----------
                                                      1,220            316
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  -              130
  Other operating expenses                              294            207
  Wages and salaries                                    113            164
  Depreciation                                            3              3
                                                 -----------     ----------
                                                        410            504
                                                 -----------     ----------
Income (loss) from operations                           810           (188)

Other income and expense:
  Gain on sale of assets                                -              833
  Interest expense                                     (272)          (135)
                                                 -----------     ----------
                                                       (272)           698
                                                 -----------     ----------
Income before income taxes                              538            510

Provision for income taxes                               93             84
                                                 -----------     ----------
Net income                                        $     445         $  426
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .04         $  .04
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .04         $  .04
                                                      =====          =====







        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the three months ended November 30, 1996 and the year
                             ended August 31, 1996
                                  (Unaudited)



                                                    Common        Preferred
                                                    Shares         Shares
                                                 -----------     ----------

Balance, August 31, 1995                         10,331,288        618,972

  Net income                                            -              -
  Shares issued under stock option plan           1,260,935            -
  Shares issued in acquisition of
    partnership interests                             4,343         10,000
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1996                         11,596,566        628,972

  Net income                                            -              -
  Shares issued under consulting agreement          400,000            -
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, November 30, 1996                       11,996,566        628,972
                                                 ===========     ==========


















        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Contined
           For the three months ended November 30, 1996 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)


                                 -------------- Par Value -----------------
                                  Common          Preferred        Paid in
                                   Stock            Stock          Capital
                                 ---------        ---------       ----------
Balance, August 31, 1995             $  21             $  6        $ 10,633

  Net Income                            -                 -             -
  Shares issued under stock option
    plan                                 2                -             414
  Shares issued in acquisition
    of partnership interests             -                -             103
  Preferred stock dividends,
    accrued                              -                -             -
                                 ---------        ---------         --------
Balance, August 31, 1996                23                6          11,150

  Net income                             -                -             -
  Shares issued under consulting
    agreement                            1                -             -
  Preferred stock dividends,
    accrued                              -                -             -
                                 ---------        ---------         --------
Balance, November 30, 1996           $  24             $  6        $ 11,150
                                 =========        =========         ========
















        The accompanying notes are an integral part of the consolidated financial statements.


                         AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
           For the three months ended November 30, 1996 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)




                                                 Accumulated       Total
                                                  Earnings         Equity
                                                 -----------     ----------
Balance, August 31, 1995                               $ 48       $ 10,708

  Net Income                                          1,778          1,778
  Shares issued under stock option plan                 -              416
  Shares issued in acquisition
    of partnership interests                            -              103
  Preferred stock dividends,
    accrued                                            (372)          (372)
                                                 -----------     ----------
Balance, August 31, 1996                              1,454         12,633

   Net income                                           445            445
   Shares issued under consulting agreement             -                1
   Preferred stock dividends, accrued                   (93)           (93)
                                                 -----------     ----------
Balance, November 30, 1996                         $  1,806       $ 12,986
                                                 ===========     ==========


















        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the three months ended November 30, 1996 and 1995
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1996           1995
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (1,184)      $ (1,549)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                   66            750
 Purchases of property and equipment                      -           (107)
 Sales of property and equipment                          -              5
 Advances due from affiliated partnerships
  for contractual construction in progress           (1,150)             -
 Restricted cash                                        612              -
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                          (472)           648
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Proceeds from notes, loans and
  advances payable                                    1,165          3,002
 Repayments of notes and advances payable               (80)        (3,213)
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         1,085           (211)
                                                 -----------     ----------

 Net increase/(decrease) in cash                       (571)        (1,112)

Cash at beginning of period                           1,087          1,809
                                                 -----------     ----------
Cash at end of period                                 $ 516          $ 697
                                                 ===========     ==========












       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the three months ended November 30, 1996 and 1995
                                 (Unaudited)

                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1996           1995
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                             $ 179           $ 87



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1996           1995
                                                 -----------     ----------
Satisfaction of debt through issuance of stock
        Liabilities satisfied                             -            $ 4
        Stock issued                                      -             (4)

Accrual of dividends on preferred stock
        Liabilities incurred                           $ 93             93
        Reduction in retained earnings                  (93)           (93)

Satisfaction of debt through offset of related
  receivables
        Receivables satisfied                             -          6,666
        Liabilities satisfied                             -         (6,666)

Acquisition of notes receivable
        Notes and accrued interest received               -          1,306
        Reduction of receivables                          -           (189)
        Liabilities incurred                              -         (1,117)

Sale of vineyard and repurchase option
        Vineyard property                                 -         (2,365)
        Acquisition of investment interest                -          2,426
        Reduction of deposit liability                    -          1,278
        Reduction of receivable                           -           (508)
        Gain on sale                                      -           (831)

Acquisition of vineyards
        Vineyard property                                 -          1,940
        Reduction of receivables                          -         (1,895)
        Assumption of debt                                -           (162)
        Increase in crop inventories                      -            117




       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               November 30, 1996



1. Income (loss) Per Common Share

   Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock, as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as appli-cable, outstanding during the three months ended November 30, 1996 and 1995 was 12,119,417 and 10,961,755, respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the three months ended November 30, 1996 and 1995 was 12,542,000 and 11,037,512, respectively.

2. Advances Due from Affiliated Partnerships and Advances Due to Affiliated Partnerships

   Advances due from affiliated partnerships consist of:

      1. Farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California, with repayment anticipated from crop sales.

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

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                 November 30,    August 31,
                                                     1996           1996
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard development costs                  $ 5,145       $ 5,145
        Vehicles and farm equipment                   1,506         1,506
        Office furniture and equipment                   51            52
        Leasehold improvements                           61            61
        Buildings                                       302           302
        Golf course construction in progress          1,394         1,394
                                                     ------        ------
                                                      8,459         8,459
        Less: accumulated depreciation               (1,840)       (1,698)
                                                     ------        ------
                                                      6,619         6,761
        Land                                          2,747         2,747
                                                     ------        ------
                                                    $ 9,366       $ 9,508
                                                      =====         =====

   Vehicles reported under capital lease at November 30, 1996, was $189,884 with accumulated depreciation of $31,555.38. Depreciation expense related to the capital leases was $9,044 for the three months ended November 30, 1996.

5. Investments

                                                 November 30,    August 31,
                                                     1996           1996
                                                 ----------      ----------
                                                   (Amounts in thousands)

     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting                         $ 2,490       $ 2,490
                                                     ======        ======


   The Company is a general partner in a number of the affiliated partner-ships, for which its investment and equity in operations is not material.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:


                                                 November 30,    August 31,
                                                     1996           1996
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense:
             Federal                                  $  98             -
             State                                        2          $  2

     Deferred:
             Federal                                    ( 7)           82
             State                                        -             -
                                                   --------      --------
             Total provision                          $  93          $ 84
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at November 30, 1996 are as follows:
                                         (Amounts in thousands)

             1997                                 $     258
             1998                                       255
             1999                                       247
             2000                                       218
             2001 and thereafter                        364
                                                   --------
             Total future minimum
                lease payments                    $   1,342
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock, Stock Options, and Warrants

   In 1990, the Company granted options to purchase 908,266 shares of its common stock to officers and directors of the Company. The options are exercisable at $.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

   During 1995, the Company adopted a new non-qualified stock option plan for Company employees and vendors and granted options to purchase 250,000 shares of its common stock to several employees at $0.65 per share. Under the plan, the options terminate when an employee leaves the Company. Options to purchase 175,000 shares were still outstanding at November 30, 1996.

   In 1996, the Company adopted the 1996 Consultant's Stock Plan and issued warrants for the purchase of 200,000 shares of the Company's common stock. The warrants are exercisable for a period of 3 years and the purchase price per share under the terms of the warrants is $2.00. At November 30, 1996, the 200,000 warrants are outstanding.


9. Restricted Cash

   These funds are held on deposit-in-trust to fund the payment of a related party's liability. Continued negotiations have resulted in the determination of the maximum liability. Therefore, the balance of funds held as restricted has been reduced at November 30, 1996, to reflect this calculated liability.

10. Subsequent Events

   On December 18, 1996, the Company received a $520,000 funding from an insurance company. The note payable is collateralized by real and personal property. The obligation has an initial interest rate of 8.46%, subject to adjustment on October 1, 2006, and matures October 1, 2011.

   On January 13, 1997, the Company received a $2,500,000 line of credit from a California bank. The credit agreement is secured by the Company's Coachella Valley table grape crop. The credit agreement has an initial interest rate of 9%, and will vary based on an index of bank prime interest rates. The credit agreement matures in August, 1997. The proceeds of the line of credit are intended to provide financing for the growing and harvest costs of the Company's 1997 table grape crop.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


OVERVIEW

   As outlined below, the Company's overall financial condition as compared to August 31, 1996, has not changed significantly.

   The Company's current ratio decreased to 2.17 at November 30, 1996 from
2.46 at August 31, 1996, primarily due to the advances to affiliates to fund real estate development costs.


RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the following two sources: (i) farming operations (including packing and cold storage services), (ii) management/development fees for real estate development-land partnerships. For the three-months ended November 30, 1996, the Company's gross revenues were significantly higher than the comparable three-months ended November 30, 1995 due primarily to increased management and development fees related to the Los Palomas subdivision located southeast of San Antonio, Texas.

Crop Sales and Other Farm Income

The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape packing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2 million. Over the next several years, the Company expects its crop sales to continue to increase as additional properties are acquired and developed by the Company.

Crop sales and other farm income is nominal for the three-month periods ended November 30, 1996, as 100% of table grape sales occur in the third and fourth quarters.

Management and Other Fees

The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships, although this source will continue to decrease as additional partnership terminations and restructuring are completed. In the past, a portion of the management fees were earned as a share of crop profits, although this is a contingent source and not realizable in unprofitable periods. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

Management and other fee income increased substantially from the comparable three-month period ended November 30, 1995 due to a development contract related to the 1,000-lot subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas.

Other Income

Other income consists primarily of interest and other income The Company generates interest income from note receivables from certain related partnerships, affiliates, and third parties. Other income increased 67% to $219,000 for the three months ended November 30, 1996 due to the 1996 acquisition of a $5.6 million secured note receivable due from an affiliate.

Operating Costs and Expenses

The Company's total operating costs and expenses were $410,000 and $504,000 for the three months ended November 30, 1996 and 1995, respectively. These costs and expenses include, among others, corporate overhead expenses, farming costs and cost of crops sold and depreciation expenses.

Farming Costs and Cost of Crops Sold

Farming costs and costs of crops sold were zero in the three-month period ended November 30, 1996 as compared to the comparable three-month period ended November 30, 1995 as all costs were deferred, as such pertained to the fiscal 1997 table grape crop.

Other Operating Expenses

Other operating expenses increased $87,000 (42%) to $294,000 for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995 due to increased legal, accounting and other administrative expenses.

Income from Operations

The Company posted operating income of $810,000 for the three months ended November 30, 1996 as compared to an operating loss of $188,000 for the comparable period ended November 30, 1995 primarily due to increased management and development fee income related to the Las Palomas project.

Gain on Asset Sales

A gain on asset sales of $833,000 was realized for the three months ended November 30, 1995 due to the sale of the San Luis Obispo vineyards and repurchase option which resulted in a gain of $830,000. There were no sales in the current three month period.

Interest Expense

Interest expense increased by $137,000 (101%) to $272,000 primarily due to the acquisition in 1996 of $5.6 million of notes payable acquired in connection with a corresponding note receivable due from an affiliate, and from a $3.8 million note from an insurance company acquired during 1996, collateralized by real and personal property.

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

Moreover, long and short term liquidity are expected to continue to improve due to: (i) the Company having entered into financing arrangements which will provide for substantially all agricultural and farming costs related to the 1997 harvest, and (ii) the generation of new revenues from the Las Palomas development project and golf course, and from its AMCOR Biomass Farms, LLC organic recycling/processing business, which commenced commercial operations in the second fiscal quarter.

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

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                     Note applicable

              (b)  Reports on Form 8-K:

                     Not applicable



    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 20, 1996                      AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer