Form 10QSB
period 1997-02-28
AMCOR CAPITAL CORP
filed 1997-04-14
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended February 28, 1997.


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

                                (760) 398-9520
             (Registrant's telephone number, including area code)


    Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 6,023,019 on April 14, 1997.

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



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    February 28, 1997 and August 31, 1996

                            (Amounts in thousands)


                                                 February 28,
                                                     1997        August 31,
                                                 (Unaudited)        1996
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash                                               $  427      $   1,087
  Accounts receivable, prepaids
     and accrued interest                               755            655
  Notes receivable                                      366            353
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              7,359          5,338
  Inventories                                         2,527            308
                                                 -----------     ----------
     Total current assets                            11,434          7,741

Property and equipment, net                          10,579          9,508

Contractual advances due from affiliated
  partnerships for construction in progress           3,052          2,712

Notes receivable:
  Affiliates and related parties                      5,692          5,692
  Other                                               1,596          1,963

Investments                                           2,456          2,490

Restricted cash                                         454          1,066

Other assets                                          1,017            831
                                                 -----------     ----------
  Total assets                                    $  36,280      $  32,002
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                    February 28, 1997 and August 31, 1996

                            (Amounts in thousands)

                                                 February 28,
                                                    1997          August 31,
                                                 (Unaudited)         1996
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   1,138        $   854
  Advances from affiliated partnerships                 338            415
  Notes and loans payable                             3,186            965
  Accrued interest                                      747            518
  Income taxes payable                                  682            338
  Capitalized lease obligation                           78             55
                                                 -----------     ----------
   Total current liabilities                          6,169          3,145

Deferred tax liability                                  137            125
Notes and loans payable, net of current portion:
  Affiliates                                          1,308          3,673
  Other                                              14,549         11,909
Capitalized lease obligation, net of
  current portion                                       297            100
Other liabilities                                       645            417
                                                 -----------     ----------
   Total liabilities                                 23,105         19,369

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)
  Series B Convertible Preferred Stock
  ($.01 par value; 750,000 shares authorized,
   628,972 shares issued and outstanding at
   February 28, 1997 and August 31, 1996)                 6              6
  Common stock ($.002 par value; 25,000,000 and
   15,000,000 shares authorized; and 6,023,019 and
   11,596,566 shares issued and outstanding at
   February 28, 1997 and August 31, 1996)                12             23
  Paid-in capital                                    11,212         11,150
  Accumulated earnings                                1,945          1,454
                                                 -----------     ----------
    Total shareholders' equity                       13,175         12,633
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                       $   36,280      $  32,002
                                                 ===========     ==========



        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              For the six months ended February 28, 1997 and the six
                        months ended February 29, 1996
                                  (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                       -         $    49
  Management and other fees                       $   1,672            484
  Other income                                          475            390
                                                 -----------     ----------
                                                      2,147            923
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   -             209
  Other operating expenses                              494            250
  Other wages and salaries                              306            332
                                                 -----------     ----------
                                                        800            791
                                                 -----------     ----------
Income from operations                                1,347            132

Other income and expense:
  Gain on sale of assets                                 -             828
  Interest expense                                     (344)          (283)
                                                 -----------     ----------
                                                       (344)           545
                                                 -----------     ----------
Income before income taxes                            1,033            677

Provision for income taxes                              356            142
                                                 -----------     ----------
Net income                                        $     677         $  535
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .11         $  .10
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .11         $  .10
                                                      =====          =====







        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
            For the three months ended February 28, 1997 and the three months ended February 29, 1996
                                 (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                       -         $    12
  Management and other fees                       $     671            336
  Other income                                          256            260
                                                 -----------     ----------
                                                        927            608
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   -              79
  Other operating expenses                              197             40
  Other wages and salaries                              193            168
                                                 -----------     ----------
                                                        390            287
                                                 -----------     ----------
Income from operations                                  537            321

Other income and expense:
  Gain on sale of assets                                 -              (5)
  Interest expense                                      (72)          (148)
                                                 -----------     ----------
                                                        (72)          (153)
                                                 -----------     ----------
Income before income taxes                              465            168

Provision for income taxes                              263             58
                                                 -----------     ----------
Net income                                        $     202         $  110
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .03         $  .02
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .03         $  .02
                                                      =====          =====







        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            For the six months ended February 28, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)



                                                    Common        Preferred
                                                    Shares         Shares
                                                 -----------     ----------

Balance, August 31, 1995                         10,331,288        618,972

  Net income                                            -              -
  Shares issued under stock option plan           1,260,935            -
  Shares issued in acquisition of
    partnership interests                             4,343         10,000
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1996                         11,596,566        628,972

  Net income                                            -              -
  Shares issued under stock option plan              25,000
  Shares issued under consulting agreement          400,000            -
  One-for-two reverse stock split (including
    effect of fractional shares)                 (5,998,547)           -
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, February 28, 1997                        6,023,019        628,972
                                                 ===========     ==========


















        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Contined
            For the six months ended February 28, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)


                                 -------------- Par Value -----------------
                                  Common          Preferred        Paid in
                                   Stock            Stock          Capital
                                 ---------        ---------       ----------
Balance, August 31, 1995             $  21             $  6        $ 10,633

  Net Income                            -                 -             -
  Shares issued under stock option
    plan                                 2                -             414
  Shares issued in acquisition
    of partnership interests             -                -             103
  Preferred stock dividends,
    accrued                              -                -             -
                                 ---------        ---------         --------
Balance, August 31, 1996                23                6          11,150

  Net income                             -                -             -
  Shares issued under stock option
    plan                                 -                -              50
  Shares issued under consulting
    agreement                            1                -             -
  One-for-two reverse stock split
    (including effect of
    fractional shares)                 (12)               -              12
  Preferred stock dividends,
    accrued                              -                -             -
                                 ---------        ---------         --------
Balance, February 28, 1997           $  12             $  6        $ 11,212
                                 =========        =========         ========
















        The accompanying notes are an integral part of the consolidated financial statements.


                         AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
            For the six months ended February 28, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)




                                                 Accumulated       Total
                                                  Earnings         Equity
                                                 -----------     ----------
Balance, August 31, 1995                               $ 48       $ 10,708

  Net Income                                          1,778          1,778
  Shares issued under stock option plan                 -              416
  Shares issued in acquisition
    of partnership interests                            -              103
  Preferred stock dividends,
    accrued                                            (372)          (372)
                                                 -----------     ----------
Balance, August 31, 1996                              1,454         12,633

   Net income                                           677            677
   Shares issued under stock option plan                -               50
   Shares issued under consulting agreement             -                1
   One-for-two reverse stock split (including
     effect of fractional shares)                       -              -
   Preferred stock dividends, accrued                  (186)          (186)
                                                 -----------     ----------
Balance, February 28, 1997                         $  1,945       $ 13,175
                                                 ===========     ==========















        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the six months ended February 28, 1997 and the six
                       months ended February 29, 1996
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1997           1996
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (2,298)      $ (2,464)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                  367          2,765
 Purchases of property and equipment                 (1,359)          (361)
 Sales of property and equipment                         -              19
 Advances due from affiliated partnerships
  for contractual construction in progress             (340)            -
 Advances to affiliates                                  -          (2,489)
 Restricted cash                                        612             -
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                          (720)           (66)
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Proceeds from notes, loans, leases and
  advances payable                                    2,307          2,424
 Repayments of notes and advances payable                -            (165)
 Issuance of stock                                       51             -
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         2,358          2,259
                                                 -----------     ----------

 Net increase/(decrease) in cash                       (660)          (271)

Cash at beginning of period                           1,087          1,809
                                                 -----------     ----------
Cash at end of period                                 $ 427         $1,538
                                                 ===========     ==========












       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the six months ended February 28, 1997 and the six
                       months ended February 29, 1996
                                 (Unaudited)

                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1997           1996
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                             $ 306          $ 117



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1997           1996
                                                 -----------     ----------
Satisfaction of debt through issuance of stock
        Liabilities satisfied                            -             $ 4
        Stock issued                                     -              (4)

Accrual of dividends on preferred stock
        Liabilities incurred                          $ 186            186
        Reduction in retained earnings                 (186)          (186)

Acquisition of notes receivable
        Notes and accrued interest received              -           1,306
        Reduction of receivables                         -            (189)
        Liabilities incurred                             -          (1,117)

Sale of vineyard and repurchase option
        Vineyard property                                -          (2,365)
        Acquisition of investment interest               -           2,426
        Reduction of deposit liability                   -           1,278
        Reduction of receivable                          -            (508)
        Gain on sale                                     -            (831)










       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1997


1. Income (loss) Per Common Share

   Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock, as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as appli-cable, outstanding during the three and six months ended February 28, 1997 and February 29, 1996, was 6,231,288 and 5,494,573, respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the three and six months ended February 28, 1997 and February 29, 1996, was 6,396,842 and 5,519,792, respectively.

2. Advances Due from Affiliated Partnerships and Advances Due to Affiliated Partnerships

   Advances due from affiliated partnerships consist of:

      1. Farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California, with repayment anticipated from crop sales, and

      2. Management and development fees charged by the Company to various partnerships in California and Texas for the management of the partnerships' assets and the development of their properties with repayment anticipated from crop sales, lot sales, and the disposal of other assets, and

      3. Development costs advanced by the Company on behalf of various partnerships for a residential development in Texas with repayment anticipated from lot sales.

   Advances due to affiliated partnerships consist primarily of receipts of crop sales exceeding advances for farming costs on behalf of various partnerships. These amounts do not bear interest, are not collateralized, and are due on demand.

3. Inventories

   Inventories consist of:

      1. Growing crops which represent the incurred costs of growing farm products on the Company's own behalf, such as chemicals and certain other farming supplies.

      2. Merchandise held for sale related to the Company's golf course operation.

      3. Costs association with construction-in-progress of certain residential structures at the Company's Texas development.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                 February 28,    August 31,
                                                     1997           1996
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard development costs                  $ 5,145       $ 5,145
        Vehicles and equipment                        2,035         1,506
        Office furniture and equipment                   65            52
        Leasehold improvements                           61            61
        Buildings                                       302           302
        Golf course construction                      2,210         1,394
                                                    -------        ------
                                                      9,818         8,459
        Less: accumulated depreciation               (1,986)       (1,698)
                                                    -------        ------
                                                      7,832         6,761
        Land                                          2,747         2,747
                                                     ------        ------
                                                    $10,579       $ 9,508
                                                     ======        ======

   Vehicles and equipment reported under capital lease at February 28, 1997, was $470,379 with accumulated depreciation of $40,599. Depreciation expense related to the capital leases was $18,088 for the six months ended February 28, 1997.

5. Investments

                                                 February 28,    August 31,
                                                     1997           1996
                                                 ----------      ----------
                                                   (Amounts in thousands)

     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting                         $ 2,456       $ 2,490
                                                     ======        ======


   The Company is a general partner in a number of the affiliated partnerships, for which its investment and equity in operations is not material.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:


                                                 February 28,    August 31,
                                                     1997           1996
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense:
             Federal                                  $ 342             -
             State                                        2          $  2

     Deferred:
             Federal                                     12            82
             State                                        -             -
                                                   --------      --------
             Total provision                          $ 356          $ 84
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at February 28, 1997 are as follows:
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
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock, Stock Options, and Warrants

   The table below summarizes stock option activity over the past two years under current and prior plans:


                                        Option Price           Number
                                     (range per share)        of shares
                                     -----------------        ---------
   Balance at August 31, 1995         $0.33 to $0.80          2,419,201

      Granted                                                      -
      Exercised                         $0.33                (1,260,935)
      Forfeited                         $0.65                   (75,000)
                                                             ----------
   Balance at August 31, 1996                                 1,083,266

      Effect of 2-to-1 reverse split                           (541,633)
      Granted                           $2.00                   101,000
      Exercised                         $2.00                   (25,000)
      Forfeited                                                    -
                                                             ----------
   Balance at February 28, 1997       $1.30 to $2.00            617,633
                                                             ==========


   In 1996, the Company adopted the 1996 Consultant's Stock Plan and issued warrants for the purchase of 182,500 shares of the Company's common stock. The warrants are exercisable for a period of 3 years and the purchase price per share under the terms of the warrants ranges from $4.00 to $4.50. At February 28, 1997, the warrants are outstanding.


9. Restricted Cash

   These funds are held on deposit-in-trust to fund the payment of a related party's liability. Continued negotiations have resulted in the determination of the maximum liability. Therefore, the balance of funds held as restricted has been reduced at February 28, 1997, to reflect this calculated liability.

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

                                   OVERVIEW


As outlined below, the Company's overall financial condition as compared to August 31, 1996, has not changed significantly.

The Company's current ratio decreased to 1.85 at February 28, 1997, from
2.46 at August 31, 1996, primarily due to the advances to affiliates to fund real estate development costs, and for borrowings related to the 1997 table grape crop.

                            RESULTS OF OPERATIONS

                                   Revenues

The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services),
(ii) management/development fees for real estate development-land partnerships, and (iii) the processing and recycling of "clean green" biomass. For the six-months ended February 28, 1997, the Company's gross revenues were significantly higher than the comparable six-months ended February 29, 1996, due primarily to increased management and development fees related to the Las Palomas subdivision located southeast of San Antonio, Texas, and income related to its California biomass operations.

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

Crop sales and other farm income was negligible for the six-month period ended February 28, 1997, as 100% of table grape sales occur in the third and fourth quarters.

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

Management and other fee income increased substantially from the comparable six-month period ended February 28, 1997, due to a development contract related to the 1,000-lot subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas, and from pre-development fee income related to California real estate.

                                 Other Income

Other income consists primarily of interest and income related to the Company's start-up golf course and biomass operations. The Company generates interest income from note receivables from certain related partnerships, affiliates, and third parties. Other income increased 17% to $475,000 for the six-months ended February 28, 1997, due to interest earned on the 1996 acquisition of a $5.6 million secured note receivable due from an affiliate, and from golf course and biomass revenues.

                        Operating Costs and Expenses

The Company's total operating costs and expenses were $800,000 and $791,000 for the six-months ended February 28, 1997 and February 29, 1996, respectively. These costs and expenses include, among others, corporate overhead expenses, biomass processing and golf course costs, farming costs and cost of crops sold and depreciation expenses.

                    Farming Costs and Cost of Crops Sold

Farming costs and costs of crops sold were zero in the six-month period ended February 28, 1997, as compared to the comparable six-month period ended February 29, 1996, as all costs were deferred, as such pertained to the fiscal 1997 table grape crop, which is harvested and marketed in May through July.

                           Other Operating Expenses

Other operating expenses increased $244,000 (98%) to $494,000 for the six-months ended February 28, 1997, as compared to the six-months ended February 29, 1996, due to increased legal, accounting, and other administrative expenses related to the Company's start-up golf course and biomass operations.

                           Income from Operations

The Company posted operating income of $1,347,000 for the six-months ended February 28, 1997, as compared to operating income of $132,000 for the comparable period ended February 29, 1996, primarily due to increased management and development fee income related to the Las Palomas project, biomass operations, and from predevelopment fee income related to California real estate.

                             Gain on Asset Sales

A gain on asset sales of $833,000 was realized for the six-months ended February 29, 1996, due to the sale of the San Luis Obispo vineyards and repurchase option which resulted in a gain of $830,000. There were no such sales in the current six-month period.

                               Interest Expense

Interest expense increased by $61,000 (22%) to $344,000 primarily due to the acquisition in 1996 of $5.6 million of notes payable acquired in connection with a corresponding note receivable due from an affiliate, and from a $4.3 million note from an insurance company acquired during 1996, collateralized by real and personal property.

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

              Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                     Not applicable

              (b)  Reports on Form 8-K:

                   Form 8-k, dated February 21, 1997, as filed with the Commission on March 4, 1997, reporting on Item 5 (Other Events) in connection with the Company's annual meeting of shareholders.



    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 14, 1997                        AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer