Form 10KSB/A
period 1996-08-31
AMCOR CAPITAL CORP
filed 1997-06-16
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1996.

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

The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual
Report on Form 10-KSB on pages F-1 through F-34.

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


Income From Operations

The Company posted operating income of $1,837,000 in fiscal 1996, an, increase of 45% over the $1,267,000 realized the prior year, primarily due to an increase in management fee income related to the development of the Las Palomas subdivision project.


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

For its services, the Company will receive certain management fees, equal to 50% of gross lot sales. In addition, the Company has entered into the fast growing recreational services industry by developing and operating a championship golf course. A five to seven year sell-out is expected for 1,000 single-family lots, plus 300 multi-family units, during which the Company could generate up to $17 million in development fees, plus income from golf course operations. Subsequent to August 31, the Company became a 50% participant in the income while owning 99% of the LLC, which operates a homebuilding venture (Amcor Builders, LLC), and construction is now in process for several homes. The operating results of this entity will be included in the Company's consolidated financial statements in future periods.

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


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

3.1       Certificate of Incorporation of the Company*
3.2       Amendments of Certificate of Incorporation*
3.3       Bylaws of the Company*
4.1       Trust Indenture between the Company and First City Bank
          of Dallas*
10.1      Coachella Packing Shed Lease*
10.5 Desert Valley Date Joint Venture Agreement dated April 1, 1985 between the Company and George Kirkjan, as amended March 26,1991**
10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens**
10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright**
10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie**
10.11 Agreement and Plan of Reorganization dated as of December 16, 1988 between the Company and the shareholders of AMCOR Capital, Inc., a California corporation and wholly-owned subsidiary of the Company**
10.12 Lease Agreement dated April 1, 1996 between the Company and Enterprise Packing Company**
10.25 Sublease Agreement dated as of November 24, 1993 between the Company and Enterprise Packing Company***
10.26 Option to Repurchase Agreement dated as of May 31, 1993 between Shandon Hills Vineyards and AMAGCO***
10.27 Assignment Agreement dated as of May 31, 1993 among the Company, Shandon Hills Vineyard and AMAGCO***
22.1      Subsidiaries of the Company*
27        Financial Data Schedule



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

                                   F - 4

                            AMCOR CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended August 31, 1996 and 1995
                                ________________

                                                   1996           1995
                                                 ---------      ---------
Revenues:
   Crop sales including income from
     affiliates of $332,932 for 1996 and
     $872,714 for 1995                          $8,355,172     $9,477,397
   Management and other fees
     from affiliates                             1,767,300        923,103
   Equity in income (loss) of investee             (40,244)       216,208
   Other operating income                          307,789        474,974
                                                 ---------      ---------
                                                10,390,017     11,091,682
                                                 ---------     ----------
Operating costs and expenses:
   Farming costs and cost of crops sold          7,002,297      8,072,185
   Other operating expenses                        451,091        710,372
   Wages and salaries                              615,519        663,779
   Depreciation expense                            484,310        378,778
                                                 ---------      ---------
                                                 8,553,217      9,825,114
                                                 ---------      ---------
Income from operations                           1,836,800      1,266,568
                                                 ---------      ---------

Other income (expense):
   Gain on sale of assets                          830,277        135,865
   Interest income                                 476,335        494,208
   Interest expense                               (930,190)      (711,039)
                                                 ---------      ---------
                                                   376,422        (80,966)
                                                 ---------      ---------
Income before income taxes                       2,215,222      1,185,602
Provision for income taxes                         437,281         12,281
                                                 ---------      ---------
Net income                                      $1,777,941     $1,173,321
                                                 =========      =========

Net income per common share, share equivalent
   primary                                           $0.17          $0.10
                                                 =========      =========

Net income per common share, share equivalent
   fully diluted                                     $0.17          $0.10
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

    During the year ended August 31, 1996, the Company (i) reacquired AMCOR Properties, Inc. from a company owned by an officer of the Company and (ii) sold ACI Farms, Inc. to a partnership owned by officers of the Company. These transactions resulted in neither a gain or loss to the Company as the assets of each entity equaled the related liabilities at the time of the transaction.

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

   Management on a regular basis reviews the collectibility of the advances due from affiliated partnerships by looking to the current period crop sales (if applicable), current appraisals of the value of the affiliated partnerships' land and other relevant considerations. In both years, management's review resulted in no allowance for such uncollectible advances.

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


5. Notes Receivable from Affiliated Partnerships
    and Related Parties
                                                        1996          1995
                                                      -------       -------
   Note receivable from affiliated partnership
   with an interest rate of 5% per annum.                -         $262,000

   Note receivable from affiliated partnership
   with an interest rate of New York prime plus
   two points (10.25% at August 31, 1996).
   due September 1, 1999                           $5,691,686          -
                                                    ---------       -------
   Total notes receivable from affiliated
     partnerships and related parties              $5,691,686      $262,000
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

   The Company manages twenty-four affiliated partnerships and is a general partner in thirteen of the affiliated partnerships; however, its investment in and equity in their operations is not material.

8. Restricted Cash

   These funds are on deposit in trust to provide payment of a related party's liability. It is management's belief that $448,999 will be removed from the restricted status upon payment of the liability. The funds are restricted as a result of the Company's August 1994 transaction with a related party. As part of the consideration for the transaction, the Company became an indirect guarantor by providing security for the related party's indebtedness. When the Company's pledged asset was converted to cash, an agreement provided that the resulting funds would be held in trust until the eventual determination and extinguishment of the underlying liabilities that gave rise to the Company's indirect guarantee. It is management's current estimate that their exposure to use of their restricted cash is $616,684 in the satisfaction of the related party's underlying debt. It is management's belief that then $448,999 will become unrestricted. To the extent that the Company's funds are used, if at all, to satisfy the underlying related party's liability, management has satisfied itself as to the ultimate collectibility from the related party. There can be no guarantee or assurance, however, that any amount will be available to the Company after the payment of that obligation based upon the final determination of the exact liability amount.



Continued

                           AMCOR CAPITAL CORPORATION

9. Notes Payable
                                                        1996          1995
                                                      -------       -------
   Unsecured

    Notes payable to affiliated partnerships and other related parties consist of the following:

      Notes payable to affiliated partnerships,
       with interest rates of 6% to 12% per
       annum; the notes are due in December, 1997.   $2,407,423   $1,768,150

      Notes payable to an officer, with an
       interest rate of 8% per annum;
       the notes are due in December, 1997.             815,184         -

      Note payable to an employee, with interest
       rates of 5.9% and 2.7% in 1996 and 1995,
       respectively. The note is due in
       November, 1998.                                  450,000      450,000
                                                      ---------    ---------
                                                      3,672,607    2,218,150
                                                      ---------    ---------
    Notes payable to third parties consist of the following:

      Note payable, with an interest rate of 14%
       per annum; the note was paid in
       September, 1996.                                  40,000       40,000

      Note payable, with an interest rate of 8%
       per annum; the note was paid in
       August, 1996.                                       -         150,000

                                                      ---------    ---------
                                                         40,000      190,000
                                                      ---------    ---------
     Total unsecured notes payable                    3,712,607    2,408,150
                                                      ---------    ---------
   Collateralized

   Notes payable to third parties consist
   of the following:

   Notes payable collateralized by real property,
    all with an interest rate of 10% per annum;
    the notes are due on June 30, 1997.
                                                        435,000      504,900

Continued

                           AMCOR CAPITAL CORPORATION

9. Notes Payable, Continued
                                                        1996          1995
                                                      -------       -------
   Collateralized, continued


   Notes payable collateralized by real property,
    with an interest rate of 5% per annum; the
    notes are due on December 31, 1997.              $2,845,500   $2,976,750

   Notes payable, collateralized by equipment,
    with an interest rate of 10.5% per annum;
    there are four equal annual payments with
    the final installment due on August 15, 1999.       129,503         -

   Note payable to an insurance company,
    collateralized by real and personal property,
    with an interest rate of 7.79% per annum; an
    interest only payment is due October 1, 1996,
    then semi-annual installments of $188,005 are
    due through April, 2011.  The interest rate
    and the amount of the payment will be reviewed
    in April, 2006, and may be adjusted per the
    terms of the loan.                                3,780,000         -

   Notes payable collateralized by certain notes
    receivable, with an interest rate of 13.5%,
    due in December, 1996.                              369,000         -

   Notes payable collateralized by real property of an affiliated partnership and guaranteed by the two largest shareholders of the Company, several affiliated partnerships of the Company, and a subsidiary of the Company, which consist of the following:

    Note A: Interest rate of prime plus 1% (9.25%
     at August 31, 1996), with semi-annual interest
     payments until March, 1998, then all unpaid
     interest and principal due on September 30,
     1998. The interest payment due on August 31,
     1996, was made by the Company.                   3,900,000        -

    Note B: A non interest bearing note with a
     principal reduction of $80,000, due August 31,
     1996, and the remaining unpaid principal due
     September 30, 1998.  The principal payment
     was made by the Company.  The note is
     recorded at its fair value.                        734,091        -



Continued

                           AMCOR CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9. Notes Payable, Continued
   Collateralized, continued
    Note C: A non interest bearing note due on
     September 30, 1998. If no event that causes a
     default occurs and if Note A is paid in full
     by June 30, 1997, then the balance due on this
     note will be canceled.  It is management's
     intent to pay Note A in full no later
     than June 30, 1997.  The note is recorded at
     its fair value                                    $640,827        -
                                                      ---------    ---------
     Total collateralized notes payable              12,833,921   $3,481,650
                                                      ---------    ---------
Total notes payable                                  16,546,528    5,889,800
Less:  current maturities                              (964,774)    (344,900)
                                                      ---------    ---------
Long term portion of notes payable                  $15,581,754   $5,544,900
                                                     ==========    =========

   Maturities of notes payable for the fiscal years ending August 31:

                            1997                       $964,774
                            1998                      4,597,481
                            1999                      7,295,152
                            2000                        100,638
                            2001 and thereafter       3,588,483

   Interest Expense

   Interest expense during the years ended August 31, 1996 and 1995, was $930,190 and $711,039, respectively.

10. Obligation Under Capital Lease

    During the year ended August 31, 1996, the Company entered into a long term lease agreement. Obligation under capital lease at August 31, 1996, consist of the following:

      Capital lease with Enterprise Leasing at
       8.75% with monthly payments of $5,613,
       with the final payment due December, 1998           $154,676

    Future minimum lease payments under capital lease at August 31, 1996, are as follows:

      1997                                                  $67,356
      1998                                                   67,356
      1999                                                   42,532
                                                             ------
      Total minimum lease payments                          177,244
       Less: amount representing interest                   (22,568)
                                                             ------
      Present value of minimum lease payments               154,676
       Less:  current maturities                            (54,728)
                                                             ------
      Obligation under capital lease, long term             $99,948
                                                             ======
Continued

                           AMCOR CAPITAL CORPORATION

11. Deferred Income Taxes

   The components of the provision for income taxes are as follows:
                                                1996          1995
                                              -------       -------
     Current tax expense:
          Federal                            $323,154        $9,881
          State                                 2,400         2,400
                                              -------        ------
                                              325,554        12,281
     Deferred tax expense:                    -------        ------
          Federal                             111,727          -
          State                                  -             -
                                              -------        ------
                                              111,727          -
                                              -------        ------
     Total provision                         $437,281       $12,281
                                              =======        ======

   Significant components of the Company's deferred income tax assets and liabilities at August 31, 1996 and 1995 are as follows:

                                                        1996          1995
   Deferred tax assets:                               -------       -------
    Capital loss carryforward                         $53,048       $51,413
    Net operating loss carryforward                      -           38,775
    State tax credit carryforward                     280,265       443,152
    Other                                                 816           816
                                                      -------        ------
   Total deferred income tax assets                   334,129       534,156
    Valuation allowance                              (302,528)     (534,156)
                                                      -------        ------
   Net deferred income tax asset                       31,601          -
                                                      -------        ------
   Deferred income tax liability:
    Depreciation                                       45,526          -
    Partnership loss                                  110,405          -
                                                      -------        ------
   Total deferred income tax liability                155,931          -
                                                      -------        ------
   Net deferred income taxes                         $124,330          -
                                                      =======        ======

   Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
                                                         1996          1995
                                                        -------      -------
   Tax expense at U.S. statutory rate                    34.0%         34.0%
   State tax provision                                    0.1           1.0
   Tax indemnification agreement                        (12.8)           -
   (Benefit) of net operating loss                         -          (36.8)
   Other                                                 (1.6)          2.8
                                                      -------       -------
       Effective income tax rate                         19.7%          1.0%
                                                      =======       =======
Continued

                           AMCOR CAPITAL CORPORATION

11. Deferred Income Taxes, Continued


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

   The Company has assessed its past earnings history and due to the potential volatility of agriculture as well as the lack of history on its Biomass and Las Palomas operations, it has determined that it is more likely than not that $31,601 of deferred tax assets will be realized. The remaining valuation allowance of $302,528 is maintained against deferred tax assets which the Company has determined will, more than likely not realize at this time.


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




Continued

                           AMCOR CAPITAL CORPORATION

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

   On November 30, 1995, the Company sold its San Luis Obispo, California, vineyards and a related repurchase option, referred to in Note 17, to an affiliated partnership for the entity's 50% interest in PS III Farms, L.L.C., a farming operation in Oregon for $2,426,000. The transaction, resulted in a gain of $830,786 and reduced advances due from an affiliated partnership by $508,200.

14. Profit-Sharing Plan

   Effective December 1, 1985, the Company established a noncontributory profit-sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No contributions were made to the plan during 1995.
   The Company terminated the plan as of June 30, 1995.



Continued

                           AMCOR CAPITAL CORPORATION

15. Common Stock and Stock Options

   During 1990, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 are exercisable at $.33 per share and expire in November, 1996. These options were granted in connection with the 1989 partnership restructuring of two of the affiliated partnerships in which the officers of the Company were general partners. These stock options were exercised at August 31, 1996. These options were paid in cash and satisfaction of debt owned by the Company to the officers.

   The remaining 908,266 options are exercisable at $0.80 per share and expire in July, 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

   During 1995, the Company adopted a new non-qualified stock option plan for Company employees and vendors which authorized the granting of options on 500,000 shares of common stock. The Company granted options to purchase 250,000 shares of its common stock to several employees at $0.65 per share. Under the plan, the options terminate when an employee leaves the Company. Options to purchase 175,000 shares and 250,000 shares were still outstanding at August 31, 1996 and 1995, respectively.

   The table below summarized stock option activity over the past two years under current and prior plans:

                                         1996                     1995
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of year           2,419,201     $0.54      2,169,201     $0.53
   Options exercised            (1,260,935)     0.33           -          -
   Options granted                    -          -          250,000      0.65
   Options forfeited               (75,000)     0.65           -          -
                                 ---------                ---------
   Options outstanding,
     end of year                 1,083,266      0.77      2,419,201      0.54
   Option price range,
     end of year              $0.65 to $0.80           $0.33 to $0.80
   Option price range
     for exercised shares         $0.33                      -

   Options available for grant
     at end of year                325,000                  250,000

   Weighted-average fair
     value of options granted      None                    $0.68


Continued

                           AMCOR CAPITAL CORPORATION

15. Common Stock and Stock Options, Continued


   The following table summarizes information about fixed-price stock options outstanding at August 31, 1996:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price             August 31, 1996      Life       August 31, 1996
   --------------             ---------------   -----------   ---------------
       $0.80                       908,266        4 years          908,269

       $0.65                       175,000       10 years           87,500

   Fair Value Disclosures
   ----------------------

   Stock option grants are set based upon the plan. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.
   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

   The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants made in 1995: dividend yield of zero; expected volatility of .5752; risk-free interest rate of 5.54%; and expected life of 10 years. There were no options granted in 1996, therefore there would be no effect on the net earnings and earnings per share.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.



Continued

                           AMCOR CAPITAL CORPORATION

15. Common Stock and Stock Options, Continued



   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.
   The Company's pro forma information is as follows:


                                                   1996           1995
                                                 ---------     ---------
        Net earnings, as reported               $1,777,941     1,173,321

        Net earnings, pro forma                 $1,777,941     1,054,620

        Earnings per share, as reported              $0.17         $0.10

        Earnings per share, pro forma                $0.17         $0.09















Continued

                           AMCOR CAPITAL CORPORATION

16. Affiliated Partnerships

   The Company through 1989 syndicated more than 150 Limited Partnerships, many of which have now been liquidated. The Company managed twenty-four of these partnerships in 1996 and 1995. These partnerships are involved in farming, real estate, and related agribusiness activities. Certain partnerships have purchased land from the Company at the Company's basis. In certain cases, partnerships have not recorded their title to the land with the local county recorder. The Company and/or certain officers of the Company are general partners in the partnerships. The accounting policies used by the partnerships are the same as those used by the Company. The aggregate financial data of the partnerships is:

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

Continued

                           AMCOR CAPITAL CORPORATION

21. Stock transactions

   Common stock retired

   In 1995 the restriction on certain shares of common stock issued to affiliated partnerships terminated and the shares were issued to the partners in the affiliated partnerships. The general partners assigned their 703,682 shares, with a value of $480,568, of the distribution to the Company, which retired the shares at no gain or loss to the Company.

   In 1995 the Company received 288,000 shares of common stock from an individual in payment of a receivable of $150,000 and retired the stock.

   During 1995, an affiliated partnership acquired 287,500 shares of the Company's common stock. Subsequently, they sold the stock to the Company at their acquisition price of $289,892 in exchange for reduction in an amount due from them to the Company, and the stock was retired.

   Exchange Debt for Stock

   During 1995, the Company converted 500,000 shares of common stock held by an individual to $450,000 of debt and retired the stock.

   Exchange Stock for Vineyard

   In 1995, the Company issued 60,081 shares of preferred stock to an affiliated partnership valued at $600,813 and assumed $1,344,187 in debt in acquiring 220 acres of table grape vineyards located in Coachella Valley, California.

   Exchange Stock for Debt

   In 1995, the Company issued 362,001 shares of stock as payment for debt of $407,252 of the Company.

   Shares Issued Under Stock Option

   On August 31, 1996, two officers of the Company exercised options to purchase 1,260,935 shares at $0.33 per share in exchange for cash of $71,294 and payment of debt of $344,815.

   Shares Issued for Partnership Interests

   During 1996, the Company issued 4,343 shares of common stock and 10,000 shares of preferred stock to two entities to obtain partnership interests valued at $103,297 which were then sold to a related party at no gain or loss to the Company.

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