Form 10QSB/A
period 1996-11-30
AMCOR CAPITAL CORP
filed 1997-06-16
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                FORM 10-QSB/A



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended November 30, 1996.


                       Commission File Number   0-17594


                          AMCOR CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                               33-0329559
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      52300 ENTERPRISE WAY, COACHELLA, CALIFORNIA         92236
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

                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended November 30, 1996 and 1995
                                  (Unaudited)

                 (Amounts in thousands, except per share data)

                                                     1996           1995
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                      -          $    37
  Management and other fees from affiliates       $   1,001            148
  Other income                                            6              8
                                                 -----------     ----------
                                                      1,007            193
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  -              130
  Other operating expenses                              294            207
  Wages and salaries                                    113            164
  Depreciation                                            3              3
                                                 -----------     ----------
                                                        410            504
                                                 -----------     ----------
Income (loss) from operations                           597           (311)

Other income and expense:
  Gain on sale of assets                                -              833
  Interest income                                       213            123
  Interest expense                                     (272)          (135)
                                                 -----------     ----------
                                                        (59)           821
                                                 -----------     ----------
Income before income taxes                              538            510

Provision for income taxes                               93             84
                                                 -----------     ----------
Net income                                        $     445         $  426
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .04         $  .04
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .04         $  .04
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
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                  Three Months Ended
                                  November 30, 1996               1996
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period         1,083,266     $0.77      2,419,201     $0.54
   Options exercised                  -          -       (1,260,935)     0.33
   Options granted                 220,000      1.00           -          -
   Options forfeited                  -          -          (75,000)     0.65
                                 ---------                ---------
   Options outstanding,
     end of period               1,303,266      0.81      1,083,266      0.77
   Option price range,
     end of period            $0.65 to $1.00           $0.65 to $0.80
   Option price range
     for exercised shares           -                      $0.33

   Options available for grant
     at end of year                105,000                  325,000

   Weighted-average fair
     value of options granted     $1.31                     None



   The following table summarizes information about fixed-price stock options outstanding at November 30, 1996:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price            November 30, 1996     Life      November 30, 1996
   --------------             ---------------   -----------   --------------
       $0.80                       908,266        4 years          908,269

       $0.65                       175,000       10 years           87,500

       $1.00                       220,000       10 years           67,500

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

   8.  Common Stock and Stock Options, Continued

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants made in 1995: dividend yield of zero; expected volatility of .6661; risk-free interest rate of 5.45%; and expected life of 10 years. There were no options granted in 1996, therefore there would be no effect on the net earnings and earnings per share.

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


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the three months ended November 30, 1996 and year ended August 31, 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                          Three Months Ended   Year Ended
                                          November 30, 1996   August 31, 1996
                                           ---------------     ----------
        Net earnings, as reported                $445,000      $1,777,941

        Net earnings, pro forma                  $156,250      $1,777,941

        Earnings per share, as reported             $0.04           $0.17

        Earnings per share, pro forma               $0.01           $0.17

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




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

Income from Operations

The Company posted operating income of $597,000 for the three months ended November 30, 1996 as compared to an operating loss of $311,000 for the comparable period ended November 30, 1995 primarily due to increased management and development fee income related to the Las Palomas project.

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

                     27 - Financial Data Schedule

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