Form 10QSB/A
period 1997-02-28
AMCOR CAPITAL CORP
filed 1997-06-16
CIK 831002

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


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              For the six months ended February 28, 1997 and the six
                        months ended February 29, 1996
                                  (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                       -         $    49
  Management and other fees from affiliates       $   1,672            484
  Other income                                           73             24
                                                 -----------     ----------
                                                      1,745            557
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   -             209
  Other operating expenses                              494            250
  Other wages and salaries                              306            332
                                                 -----------     ----------
                                                        800            791
                                                 -----------     ----------
Income (loss) from operations                           945           (234)

Other income and expense:
  Gain on sale of assets                                 -             828
  Interest income                                       432            366
  Interest expense                                     (344)          (283)
                                                 -----------     ----------
                                                         88            911
                                                 -----------     ----------
Income before income taxes                            1,033            677

Provision for income taxes                              356            142
                                                 -----------     ----------
Net income                                        $     677         $  535
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .11         $  .10
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .11         $  .10
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
                                 (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                       -         $    12
  Management and other fees from affiliates       $     671            336
  Other income                                           67            260
                                                 -----------     ----------
                                                        738            608
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   -              79
  Other operating expenses                              197             40
  Other wages and salaries                              193            168
                                                 -----------     ----------
                                                        390            287
                                                 -----------     ----------
Income from operations                                  348            321

Other income and expense:
  Gain on sale of assets                                 -              (5)
  Interest income                                       219
  Interest expense                                      (72)          (148)
                                                 -----------     ----------
                                                        147           (153)
                                                 -----------     ----------
Income before income taxes                              495            168

Provision for income taxes                              263             58
                                                 -----------     ----------
Net income                                        $     232         $  110
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .03         $  .02
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .03         $  .02
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
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                   Six  Months Ended
                                  February 28, 1997               1996
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period           541,633     $1.54      1,209,601     $1.08
   Options exercised               (25,000)     2.00       (630,468)     0.66
   Options granted                 110,000      2.00           -          -
   Options forfeited                  -          -          (37,500)     1.30
                                 ---------                ---------
   Options outstanding,
     end of period                 626,633      1.62        541,633      1.54
   Option price range,
     end of period            $1.30 to $2.00           $1.30 to $1.60
   Option price range
     for exercised shares           -                      $0.66

   Options available for grant
     at end of year                 52,500                  162,500

   Weighted-average fair
     value of options granted     $2.63                     None



   The following table summarizes information about fixed-price stock options outstanding at February 28, 1997:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price            February 28, 1997     Life      February 28, 1997
   --------------             ---------------   -----------   --------------
       $1.60                       454,133        4 years          454,133

       $1.30                        87,500       10 years           43,750

       $2.00                        85,000       10 years           21,250

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


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the six months ended February 28, 1997 and year ended August 31, 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                            Six Months Ended   Year Ended
                                          February 28, 1997   August 31, 1996
                                           ----------------    ----------
        Net earnings, as reported                $667,000      $1,777,941

        Net earnings, pro forma                  $388,800      $1,777,941

        Earnings per share, as reported             $0.11           $0.17

        Earnings per share, pro forma               $0.06           $0.17

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

                           Income from Operations

The Company posted operating income of $945,000 for the six-months ended February 28, 1997, as compared to an operating loss of ($234,000) for the comparable period ended February 29, 1996, primarily due to increased management and development fee income related to the Las Palomas project, biomass operations, and from predevelopment fee income related to California real estate.

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

                     27 Financial Data Schedule

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