Form 10QSB/A
period 1997-02-28
AMCOR CAPITAL CORP
filed 1997-06-16
CIK 831002

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
                                 (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                       -         $    12
  Management and other fees from affiliates       $     671            336
  Other income                                           67             17
                                                 -----------     ----------
                                                        738            365
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   -              79
  Other operating expenses                              197             40
  Other wages and salaries                              193            168
                                                 -----------     ----------
                                                        390            287
                                                 -----------     ----------
Income from operations                                  348             78

Other income and expense:
  Gain on sale of assets                                 -              (5)
  Interest income                                       219            243
  Interest expense                                      (72)          (148)
                                                 -----------     ----------
                                                        147             90
                                                 -----------     ----------
Income before income taxes                              495            168

Provision for income taxes                              263             58
                                                 -----------     ----------
Net income                                        $     232         $  110
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $  .03         $  .02
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $  .03         $  .02
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