Form 10QSB
period 1997-05-31
AMCOR CAPITAL CORP
filed 1997-07-15
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                 FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended May 31, 1997.


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

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 6,028,019 on July 15, 1997.

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



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        May 31, 1997 and August 31, 1996

                            (Amounts in thousands)


                                                    May 31,
                                                     1997        August 31,
                                                 (Unaudited)        1996
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash                                               $  403      $   1,087
  Accounts receivable, prepaids
     and accrued interest                             4,370            655
  Notes receivable                                      353            353
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              5,960          5,338
  Inventories                                         4,350            308
                                                 -----------     ----------
     Total current assets                            15,436          7,741

Property and equipment, net                          13,428          9,508

Contractual advances due from affiliated
  partnerships for construction in progress           2,833          2,712

Notes receivable:
  Affiliates and related parties                      5,692          5,692
  Other                                               1,596          1,963

Investments                                           2,456          2,490

Restricted cash                                         454          1,066

Other assets                                          1,036            831
                                                 -----------     ----------
  Total assets                                    $  42,931      $  32,002
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                       May 31, 1997 and August 31, 1996

                            (Amounts in thousands)

                                                   May 31,
                                                    1997          August 31,
                                                 (Unaudited)         1996
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   2,667        $   854
  Advances from affiliated partnerships                 120            415
  Notes and loans payable                             6,712            965
  Accrued interest                                      373            518
  Income taxes payable                                  991            338
  Capitalized lease obligation                          153             55
                                                 -----------     ----------
   Total current liabilities                         11,016          3,145

Deferred tax liability                                   19            125
Notes and loans payable, net of current portion:
  Affiliates                                          3,033          3,673
  Other                                              10,545         11,909
Capitalized lease obligation, net of
  current portion                                       357            100
Other liabilities                                     1,052            417
                                                 -----------     ----------
   Total liabilities                                 26,022         19,369

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)
  Series B Convertible Preferred Stock
  ($.01 par value; 750,000 shares authorized,
   628,972 shares issued and outstanding at
   May 31, 1997 and August 31, 1996)                      6              6
  Common stock ($.002 par value; 25,000,000 and
   15,000,000 shares authorized; and 6,028,019 and
   11,596,566 shares issued and outstanding at
   May 31, 1997 and August 31, 1996)                     12             23
  Common Stock Subscribed                             3,012            -
  Paid-in capital                                    11,222         11,150
  Accumulated earnings                                2,657          1,454
                                                 -----------     ----------
    Total shareholders' equity                       16,909         12,633
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                       $   42,931      $  32,002
                                                 ===========     ==========



        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                For the nine months ended May 31, 1997 and the
                        nine months ended May 31, 1996
                                  (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                  $ 3,482        $ 1,482
  Management, lease income, and other
    fees from affiliates                              1,845            851
  Other income                                          225             39
                                                 -----------     ----------
                                                      5,552          2,372
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                2,181          1,224
  Other operating expenses                              709            430
  Other wages and salaries                              504            506
                                                 -----------     ----------
                                                      3,394          2,160
                                                 -----------     ----------
Income from operations                                2,158            212

Other income and expense:
  Gain on sale of assets                                 -             821
  Interest income                                       591            204
  Interest expense                                     (720)          (475)
                                                 -----------     ----------
                                                       (129)           550
                                                 -----------     ----------
Income before income taxes                            2,029            762

Provision for income taxes                              547            171
                                                 -----------     ----------
Net income                                          $ 1,482          $ 591
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $ 0.21         $ 0.11
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $ 0.20         $ 0.11
                                                      =====          =====







        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended May 31, 1997 and the
                       three months ended May 31, 1996
                                 (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                  $ 3,332        $ 1,219
  Management, lease income, and other
    fees from affiliates                                323            367
  Other income                                          152              7
                                                 -----------     ----------
                                                      3,807          1,593
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                2,181          1.016
  Other operating expenses                              215            180
  Other wages and salaries                              198            173
                                                 -----------     ----------
                                                      2,594          1,369
                                                 -----------     ----------
Income from operations                                1,213            224

Other income and expense:
  Gain on sale of assets                                 -              (7)
  Interest income                                       159             60
  Interest expense                                     (376)          (192)
                                                 -----------     ----------
                                                       (217)          (139)
                                                 -----------     ----------
Income before income taxes                              996             85

Provision for income taxes                              191             29
                                                 -----------     ----------
Net income                                            $ 805           $ 56
                                                 ===========     ==========


Net income per common share, share
  equivalent primary                                 $ 0.11         $ 0.01
                                                      =====          =====

Net income per common share, share
  equivalent fully diluted                           $ 0.11         $ 0.01
                                                      =====          =====






        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the nine months ended May 31, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)



                                    Common
                                    Shares          Common        Preferred
                                  Subscribed        Shares         Shares
                                 -----------     -----------     ----------

Balance, August 31, 1995              -          10,331,288        618,972

  Net income                          -                 -              -
  Shares issued under stock
   option plan                        -           1,260,935            -
  Shares issued in acquisi-
   tion of partnership
   interests                          -               4,343         10,000
  Preferred stock dividends,
   accrued                            -                 -              -
                                  --------       -----------     ----------
Balance, August 31, 1996              -          11,596,566        628,972

  Net income                          -                 -              -
  Shares issued under stock
   option plan                        -              30,000            -
  Shares issued under consul-
   ting agreement                     -             400,000            -
  One-for-two reverse stock
   split (including effect of
   fractional shares)                 -          (5,998,547)           -
  Shares subscribed in acqui-
   sition of partnership assets    210,242             -               -
  Shares subscribed in exchange
   for debt                        452,893             -               -
  Preferred stock dividends,
   accrued                                             -               -
                                  --------       -----------     ----------
Balance, May 31, 1997              663,135        6,028,019        628,972
                                  ========       ===========     ==========












        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Contined
             For the nine months ended May 31, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)


                                    Common       -------- Par Value ------
                                     Stock        Common          Preferred
                                  Subscribed       Stock            Stock
                                    -------      ---------        ---------
Balance, August 31, 1995                -          $  21             $  6

 Net Income                             -             -                 -
 Shares issued under stock
  option plan                           -              2                -
 Shares issued in acquisition
  of partnership interests              -              -                -
 Preferred stock dividends,
  accrued                               -              -                -
                                    -------      ---------        ---------
Balance, August 31, 1996                -             23                6

 Net income                             -              -                -
 Shares issued under stock
  option plan                           -              -                -
 Shares issued under
  consulting agreement                  -              1                -
 One-for-two reverse stock
  split (including effect
  of fractional shares)                 -            (12)               -
 Shares subscribed in acqui-
  sition of partnership assets      $1,143             -                -
 Shares subscribed in exchange
  for debt                           1,869             -                -
 Preferred stock dividends,
  accrued                              -               -                -
                                 ----------       ---------       ---------
Balance, May 31, 1997               $3,012           $12             $  6
                                 ==========       =========       =========
















        The accompanying notes are an integral part of the consolidated financial statements.


                         AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
              For the nine months ended May 31, 1997 and the year
                             ended August 31, 1996
                                  (Unaudited)

                            (Amounts in thousands)



                                   Par Value
                                    Paid in      Accumulated       Total
                                    Capital       Earnings         Equity
                                   ---------     -----------     ----------
Balance, August 31, 1995            $10,633            $ 48       $ 10,708

 Net Income                             -             1,778          1,778
 Shares issued under stock option
  plan                                  414             -              416
 Shares issued in acquisition
   of partnership interests             103             -              103
 Preferred stock dividends,
   accrued                              -              (372)          (372)
                                    --------      -----------     ----------
Balance, August 31, 1996             11,150           1,454         12,633

 Net income                             -             1,482          1,482
 Shares issued under stock option
  plan                                   60             -               60
 Shares issued under consulting
  agreement                             -               -                1
 One-for-two reverse stock split
  (including effect of fractional
  shares)                                12             -               -
 Shares issued in acquisition of
  partnership assets                    -               -            1,143
 Shares issued in exchange for
  debt                                  -               -            1,869
 Preferred stock dividends,
  accrued                               -             (279)           (279)

                                    --------     -----------     ----------
Balance, May 31, 1997               $11,222       $  2,657        $ 16,909
                                    ========     ===========     ==========















        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the nine months ended May 31, 1997 and the
                        nine months ended May 31, 1997
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1997           1996
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (3,032)      $ (4,557)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                 -             3,568
 Purchases of property and equipment                 (1,876)          (441)
 Sales of property and equipment                       -                19
 Advances due from affiliated partnerships
  for contractual construction in progress             (121)        (1,477)
 Advances to affiliates                                (622)        (2,388)
 Restricted cash                                        612           -
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                        (2,007)          (719)
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Collection of notes receivable                         367           -
 Proceeds from notes, loans, leases and
  advances payable                                    3,965          4,381
 Repayments of notes and advances payable               (38)          (165)
 Issuance of stock                                       61            -
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         4,355          4,216
                                                 -----------     ----------

 Net increase/(decrease) in cash                       (684)        (1,060)

Cash at beginning of period                           1,087          1,809
                                                 -----------     ----------
Cash at end of period                                 $ 403          $ 749
                                                 ===========     ==========










       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the nine months ended May 31, 1997 and the
                        nine months ended May 31, 1996
                                 (Unaudited)

                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1997           1996
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                             $389           $145



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1997           1996
                                                 -----------     ----------
Satisfaction of debt through issuance of stock
        Liabilities satisfied                        $1,869            $4
        Stock issued                                     -             (4)
        Stock subscribed                             (1,869)            -

Accrual of dividends on preferred stock
        Liabilities incurred                            279            279
        Reduction in retained earnings                 (279)          (279)

Acquisition of notes receivable
        Notes and accrued interest received              -           6,998
        Reduction of receivables                         -            (189)
        Liabilities incurred                             -          (1,117)
        Notes payable assumed                                       (5,600)
        Deferred revenue                                               (92)

Sale of vineyard and repurchase option
        Vineyard property                                -          (2,365)
        Acquisition of investment interest               -           2,426
        Reduction of deposit liability                   -           1,278
        Reduction of receivable                          -            (508)
        Gain on sale                                     -            (831)

Acquisition of partnership assets
        Land and date gardens                         1,143            -
        Stock subscribed                             (1,143)           -

Acquisition of land and vineyards
        Land and vineyards                              440            -
        Reduction of amount due from affiliate         (440)           -






       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1997


1. Income (loss) Per Common Share

   Primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. No effect has been given to convertible preferred stock, as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as appli-cable, outstanding during the three and nine months ended May 31, 1997 and May 31, 1996, was 7,012,754 and 7,019,513, respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the three and nine months ended May 31, 1997 and May 31, 1996, was 7,157,702 and 7,164,462, respectively.

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

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                    May 31,      August 31,
                                                     1997           1996
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard and date development costs         $ 7,606       $ 5,145
        Vehicles and equipment                        2,431         1,506
        Office furniture and equipment                   65            52
        Leasehold improvements                           61            61
        Buildings                                       302           302
        Golf course construction                      2,210         1,394
                                                    -------        ------
                                                     12,675         8,459
        Less: accumulated depreciation               (2,142)       (1,698)
                                                    -------        ------
                                                     10,533         6,761
        Land                                          2,895         2,747
                                                     ------        ------
                                                    $13,428       $ 9,508
                                                     ======        ======

   Vehicles and equipment reported under capital lease at May 31, 1997, was $645,661 with accumulated depreciation of $66,154. Depreciation expense related to the capital leases was $43,643 for the nine months ended May 31, 1997.

5. Investments

                                                    May 31,      August 31,
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

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:


                                                    May 31,      August 31,
                                                     1997           1996
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense:
             Federal                                  $650              -
             State                                       2           $  2

     Deferred:
             Federal                                    20             82
             State                                    (125)             -
                                                   --------      --------
             Total provision                          $547           $ 84
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at May 31, 1997 are as follows:
                                         (Amounts in thousands)

             1997                                 $     289
             1998                                       305
             1999                                       277
             2000                                       248
             2001 and thereafter                        394
                                                   --------
             Total future minimum
                lease payments                    $   1,513
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                  Nine Months Ended
                                     May 31, 1997                 1996
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period           541,633     $1.50      1,209,601     $1.06
   Options exercised               (30,000)     2.00       (630,468)     0.66
   Options granted                 150,000      2.53           -          -
   Options forfeited                  -          -          (37,500)     1.30
                                 ---------                ---------
   Options outstanding,
     end of period                 661,633      1.71        541,633      1.50
   Option price range,
     end of period            $0.75 to $4.00           $0.75 to $1.60
   Option price range
     for exercised shares           $2.00                  $0.66

   Options available for grant
     at end of year                 12,500                  162,500

   Weighted-average fair
     value of options granted       $2.86                   None



   The following table summarizes information about fixed-price stock options outstanding at May 31, 1997:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price               May 31, 1997       Life         May 31, 1997
   --------------             ---------------   -----------   --------------
       $0.75                        31,250        4 years           31,250
       $1.60                       422,883        4 years          422,883
       $1.30                        87,500        7 years           65,625
       $2.00                        80,000       10 years           16,250
       $4.00                        40,000       10 years           10,000

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended May 31, 1997: dividend yield of zero; expected volatility of .6542; risk-free interest rate of 6.04%; and expected life of 10 years. There were no options granted in 1996, therefore there would be no effect on the net earnings and earnings per share.

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


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the nine months ended May 31, 1997 and year ended August 31, 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                           Nine Months Ended   Year Ended
                                              May 31, 1997    August 31, 1996
                                           ----------------    ----------
        Net earnings, as reported              $1,482,000      $1,777,941

        Net earnings, pro forma                 1$340,971      $1,777,941

        Earnings per share, as reported             $0.21           $0.17

        Earnings per share, pro forma               $0.19           $0.17

9.  Subsequent Event

   A.  Acquisition

   On July 10, 1997, the Company acquired the customer contracts, lists, and certain assets of TransPacific Environmental, Inc., a privately held California corporation conducting a green waste processing, storage and transfer business in Sante Fe Springs, California. The purchase price included a promissory note of $150,000 and the issuance of 47,619 shares of the Company's common stock. The Company also entered into a consulting relationship with a principal of TransPacific Environmental, Inc.

   B. Preferred Stock Registration Statement

   On June 3, 1997, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission for the registration of 632,500 shares of $10.00 Series A 9% Convertible Preferred Stock. The Offering is expected to be effective by July 31, and fund in August pursuant to an underwriting agreement with Torrey Pines Securities, Inc.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operation



                                OVERVIEW

As outlined below, the Company's overall financial condition as compared to August 31, 1996, has improved considerably. Total assets have increased over 34% to $42.9 million, due primarily to the acquisition of a 160-acre table grape vineyard and 130 acres of date properties from affiliates, and higher inventories pertaining to a large 1997 table grape crop.

The Company's current ratio decreased to 1.46 at May 31, 1997, from 2.46 at August 31, 1996, primarily due to the advances to affiliates to fund real estate development costs, and for borrowings related to the 1997 table grape crop. In addition, $2,8 million of 5% notes became current, due December 31, 1997.


                        RESULTS OF OPERATIONS

                               Revenues

The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services),
(ii) management/development fees for real estate development-land partnerships, and (iii) the processing and recycling of "clean green" biomass. For the nine-months ended May 31, 1997, the Company's gross revenues were significantly higher than the comparable nine-months ended May 31, 1996, due primarily to significantly higher table grape revenues than the previous period and from increased management and development fees related to the Las Palomas subdivision located southeast of San Antonio, Texas, and income related to its California biomass operations.



                    Crop Sales and Other Farm Income

The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape processing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically approximates $2 million. The Company expects its crop sales to continue to increase as additional properties are acquired through further partnership terminations and more acreage is farmed by the Company. In addition, it has recently entered into a letter of intent to plant 160 acres of the patented Superior Seedless table grape under a licensing agreement with Sun World International, Inc.

Crop sales and other farm income of $3.5 million were up 135% for the nine-months ended May 31, 1997, as compared to the comparable nine-months ended May 31, 1996, due to a much larger and earlier maturing crop. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.

                       Management and Other Fees

The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships. This source will continue to decrease as additional partnership terminations are completed. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

Management and other fee income increased substantially from the comparable nine-month period ended May 31, 1997, due to a development contract related to the 1,000-lot subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas, and from pre-development fee income related to California real estate. Other income consists primarily of income related to the Company's start-up golf course and biomass operations. Other income increased from $39,000 to $225,000 for the nine-months ended May 31, 1997, due to increasing golf course and biomass revenues. The golf course, which is owned by the Company, is leased to an affiliate for a rental of $137,500 for the 1997 calender year and $275,000 per year thereafter.



                      Operating Costs and Expenses


The Company's total operating costs and expenses were $3.4 million and $2.2 million for the nine-months ended May 31, 1997, and 1996, respectively. These costs and expenses include, among others, corporate overhead expenses, biomass processing costs, farming costs and cost of crops sold and depreciation expenses.



                   Farming Costs and Cost of Crops Sold

Farming costs and costs of crops sold increased $957,000 (78%) for the nine-month period ended May 31, 1997, as compared to the comparable nine-month period ended May 31, 1996, due to the much larger and earlier maturing crop than the prior year.



                          Other Operating Expenses

Other operating expenses increased $279,000 (65%) to $709,000 for the nine-months ended May 31, 1997, as compared to the prior nine-months, due to increased legal, accounting, and other administrative expenses related primarily to the Company's start-up biomass operations.

                          Income from Operations

The Company posted operating income of $2,158,000 for the nine-months ended May 31, 1997, as compared to operating income of $212,000 for the comparable prior period, primarily from the increased profit margin from a substantially larger 1997 table grape crop, but also due to increased management and development fee income related to the Las Palomas project, biomass operations, and from predevelopment fee income related to California real estate.


                           Gain on Asset Sales

A gain on asset sales of $821,000 was realized for the nine-months ended May 31, 1996, due to the sale of the San Luis Obispo vineyards and repurchase option which resulted in a gain of $830,000. There were no such sales in the current nine-month period.


                             Interest Income

The Company generates interest income from notes receivables from certain related partnerships, affiliates and third parties. This income increased 190% due primarily from a $5.6 million secured note receivable acquired in 1996 due from an affiliate.


                            Interest Expense

Interest expense increased by $245,000 (52%) to $720,000 primarily due to the acquisition in 1996 of $5.6 million of notes payable acquired in connection with a corresponding note receivable due from an affiliate (see Interest Income above), and from a $4.3 million note from an insurance company acquired during 1996, collateralized by real and personal property.


                     Liquidity and Capital Resources

The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) profitable agricultural operations plus potential new revenues from real estate and biomass activities, and (iv) disposal of marginal or non-producing assets. The Company anticipates that the continued recovery of the company's common stock price should provide access to capital markets. These changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

Moreover, long and short term liquidity are expected to continue to improve due to: (i) the Company having entered into financing arrangements that have provided for substantially all agricultural and farming costs related to the 1997 harvest, and (ii) the generation of new revenues from the Las Palomas development project and golf course, and from its AMCOR Biomass Farms, LLC, organic recycling/processing business, which commenced commercial operations

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



Date: July 15, 1997                        AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer