Form 10KSB
period 1997-08-31
AMCOR CAPITAL CORP
filed 1997-12-05
CIK 831002

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 For the fiscal year ended August 31, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from __________ to __________

                        Commission File Number 0-17594


                          AMCOR CAPITAL CORPORATION
               ----------------------------------------------
               (Name of small business issuer in its charter)

            Delaware                                  33-0329559
 -------------------------------                  -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

        52300 Enterprise Way
        Coachella, California                            92236
 ----------------------------------------             ----------
 (Address of principal executive offices)             (Zip Code)

      Issuer's telephone number (including area code):   (760) 398-9520

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, $0.002 par value per share
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

The registrant's revenues for its most recent fiscal year were $17,417,714.

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 20, 1997 was approximately $23,697,636.

The number of shares outstanding of the registrant's only class of Common Stock, $0.002 par value per share, was 7,172,710 on November 20, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1998 are incorporated herein by reference into Part III.

                                    PART I


Item 1. Description of Business.

Historical Summary
------------------

     AMCOR Capital Corporation (the "Company") was incorporated in Delaware on March 10, 1988. The Company's consolidated operations, as of August 31, 1997, include its wholly-owned subsidiaries, Sun Goddess Farms, Inc. and AMCOR Properties, Inc. The Company also holds a 99% ownership interest in (i) Las Palomas Country Club Estates LLC, which acts as the development entity for a championship golf course and a contiguous 1,350 acre residential building lot development located southeast of San Antonio, Texas; (ii) AMCOR Builders LLC ("AMCOR Builders"), which manages the construction operations of the Company in Texas; and (iii) AMCOR Biomass Farms, LLC ("AMCOR Biomass") which operates a "clean green waste" processing business in Southern California. Prior to July 1, 1993, the Company's consolidated operations included those of a venture capital affiliate which was principally organized to syndicate limited partnerships to engage in various agribusiness activities, including the purchase and development of agricultural land. Since 1981, the Company, either directly or through subsidiaries and affiliates, generally has acted as a general partner and/or managing agent of the limited partnerships.

Description of Business
-----------------------

     The Company is engaged principally in agribusiness and the management and development of certain farm and real estate properties both for its own account and for other entities and has recently become involved in "clean green waste" processing. The Company functions largely as a vertically integrated developer and producer of "early market" table grapes in Southern California's Coachella Valley, operating one of the largest processing/cold storage facilities in that region. It also manages date acreage in the Coachella Valley for sale to date processors. The Company presently has approximately 12,300 total acres under management.

     The business of the Company includes three core operating divisions:
(i) the agribusiness division, (ii) the "clean green waste" processing division and (iii) the land planning/development division. The Company's principal agribusiness operations involve the production, processing and marketing of table grapes, all of which are located in the Coachella Valley of Southern California, where the Company, along with its affiliated partnerships, has a dominant market share. The Company's clean green waste processing activities are carried out in Southern California, and its land planning/development activities are located in Southern California and Texas (Houston and San Antonio). Most of the non-agricultural properties are owned by partnerships for which the Company or an affiliate of the Company is the managing agent. During fiscal 1997, the Company's revenues were derived principally from the following business segments: (i) agribusiness and packing/cold storage services,
(ii) biomass operations (i.e. clean green waste processing) and (iii) property management and development.

     The following table sets forth approximate acreage managed by the Company or acreage supplying grapes for its Coachella processing facility as of November 15, 1997:


                                                    Acres
                                -----------------------------------------
                                  Owned By   Owned By               Total
Geographic Location             Partnerships  Company     Other     Acres
-------------------------       -----------------------------------------
California:
  Coachella Valley:
   Table Grapes                    156(1)      720(1)     160(2)    1,036
   Dates                                       140(3)                 140
   Raw Agricultural Land            60         710                    770
  Rancho California:
   Pre-Development Land                        600                    600
  Other:
   Pre-Development Land             36                                 36
                                   ---       -----        ---       -----
Subtotal-California                252       2,170        160       2,582
                                   ---       -----        ---       -----
Oregon (Irrigated Farmland)      2,000       6,000(4)               8,000
Texas: (Pre-Development Land)
  Houston                          174                                174
  Las Palomas (San Antonio)      1,354         150                  1,504
                                 -----       -----        ---      ------
Total                            3,780       8,320        160      12,260
                                 =====       =====        ===      ======

________________
(1) The Company has entered into an agreement to sell the 156 partnership-owned acres and 160 of the Company-owned acres to a third party. The Company believes the sale will be completed during December 1997. The Company is currently in negotiations with an unaffiliated third party to acquire up to 1,100 additional vineyard acres.

(2) Represents acreage owned by third parties, for which the Company processes table grapes through its Coachella facility.

(3) The Company has entered into an agreement with an unaffiliated third party to sell its date acreage. The Company believes that the sale will be completed during the second quarter of fiscal 1998.

(4) The Company owns a 50% interest in the 6,000-acre irrigated farming complex located south of the Columbia River in eastern Oregon. The farm, which is a major potato producing operation, is leased to the other 50% partner.

Agribusiness Operations
------------------------

     The Company manages the agribusiness land (table grapes and dates) owned by the Company and its affiliated partnerships for which it generally receives management and/or development fees. The Company also receives income for packing and cold storage services which it provides for some of the partnerships and third parties. The agribusiness land owned by the Company and its managed partnerships totals approximately 1,786 acres in California (this excludes approximately 636 acres of pre-development land). A large portion of the agricultural acreage is vineyard property producing table grapes.

     The Company's table grape operations are vertically integrated from production through packing, cold storage and shipping. The Company leases an 80,000 square foot packing and cold storage plant, which it also uses as its headquarters in the Coachella Valley of Southern California. During the 1997 season, this plant managed and/or processed approximately 1.4 million boxes (20 pounds per box) of both proprietary and non-proprietary table grapes harvested from approximately 2,200 acres, representing about 14% of the 10 million-box Coachella Valley table grape market. The Company's table grape operations typically generate annual revenues in excess of $10 million (although this amount can vary considerably depending on production and market prices). As such, the Company is one of the largest producer/shippers specializing in "early market" table grapes. "Early market" table grapes are harvested from early May through June and typically command premium prices. Farming, harvesting and marketing expenses generally average 80% to 85% of market value.

     For the 1997 season, a portion of the Company's table grapes were marketed under its proprietary "Sun Goddess" label through an exclusive arrangement with
C. H. Sales, a major Coachella Valley-based produce marketer. During fiscal 1997, the Company also provided Sun World International, Inc. ("Sun World"), a major agricultural corporation based jointly in Bakersfield, California and Coachella, California, with approximately 250,000 boxes of table grapes to market. The Company's grapes are sold domestically and internationally. Principal customers include Vons, Safeway, Lucky, Kroger, Super Markets General, Winn-Dixie, and dozens of other supermarket chains and independent buyers throughout the United States and abroad. The Company currently grows and ships Red Flame Seedless, Perlette Seedless and Thompson Seedless table grapes. For the 1998 season, the Company is evaluating several marketing alternatives, including a proposed long-term arrangement with Sun World whereby Sun World will provide table grape marketing services to the Company.

     In March 1997, the Company executed a letter of intent relating to a proposed licensing agreement with Sun World. Under the proposed licensing agreement, Sun World would allow the Company to plant up to 160 acres of Sun World's patented Sugraone "Superior Seedless" variety table grapes beginning in February 1998 and would provide the Company with all necessary root stock in exchange for payment by the Company to Sun World of a licensing fee and an annual fruit production royalty. Sun World has only one other domestic licensee, a former Sun World officer. Specifics of the licensing agreement are under negotiation and it is uncertain whether the Company will proceed with the arrangement.

     In July 1997, the Coachella Valley Water District agreed to deliver water to a significant portion of the Company's vineyard acreage which is currently irrigated with well water. In response, the Company has engaged a civil engineer to design and engineer the infrastructure for construction of a one-mile pipeline and holding reservoir necessary to deliver and store the additional water. The Company anticipates that the pipeline will be completed during the second quarter of fiscal 1998. Using the additional water to be provided by the Coachella Valley Water District to irrigate the Company's existing vineyard acreage will allow the Company to use water from existing wells to irrigate expansion acreage that the Company owns located contiguous to its developed vineyards. This expansion acreage may be used in conjunction with the proposed plan to develop the Superior Seedless variety and/or may be used to plant other varieties. As part of this acquisition/development plan, the Company has sold 271 acres and intends to sell an additional 316 acres of vineyards owned by it and its affiliated limited partnerships during fiscal 1998. The Company considers this acreage to be not as efficient as the acreage retained.

Biomass Operations
------------------

     The Company's clean green waste processing operations are conducted by AMCOR Biomass. "Clean green waste" material consists of and contains waste from plants, leaves, clippings, cuttings, trimmings of grass, weeds, shrubbery, bushes, trees, garden wastes and wood products from both commercial and residential sources, including sawdust, tree trunks, scrap lumber and untreated wooden pallets. The material received as clean green waste cannot contain more than 0.5% non-organic matter by total weight.

     In July 1996, AMCOR Biomass initiated a pilot project whereby clean green waste was received from the greater Los Angeles waste processing system on a 600-acre site that the Company owns in the Temecula/Rancho California area of Riverside County, to be processed into a soil amendment. In November 1996, AMCOR Biomass acquired certain special equipment and entered into contracts to receive and process clean green waste material from several major waste recycling companies. In July 1997, AMCOR Biomass entered into a consulting relationship with Gus K. Franklin, President of TransPacific Environmental,
Inc. ("TransPacific"), at which time it also acquired certain green waste assets of TransPacific. Mr. Franklin has extensive experience in bidding and performing municipal and commercial tree trimming operations and green waste contracts and holds active California state contractors licenses for tree trimming and landscaping and is a certified arborist. Mr. Franklin has assisted AMCOR Biomass in bidding several important contracts, in working with the County of Riverside in connection with AMCOR Biomass' initial pilot project, and in developing a testing protocol for its clean green waste recycling operations. The testing protocol was developed in response to a cease and desist order issued against AMCOR Biomass on or about July 21, 1997 by the Riverside County Local Solid Waste Management Enforcement Agency ("LEA"). The cease and desist order, which temporarily prohibited AMCOR Biomass from accepting green waste at its facilities in Murrieta, California, was issued because AMCOR Biomass failed to provide to the LEA certain soil testing information regarding operations at those facilities. On July 30, 1997, the Company provided to the LEA the requested information. On November 5, 1997, the LEA officially rescinded the cease and desist order.

     On November 25, 1997, the Company acquired TransPacific and has entered into a long term employment agreement with Mr. Franklin to operate this new subsidiary of the Company. TransPacific specializes in municipal service contracts, primarily tree-trimming and is engaged in private green waste recycling. TransPacific's tree maintenance service has long-term, renewable annual contracts with seven southern California cities. In the last two years, TransPacific has been awarded tree maintenance contracts with 22 cities, the County of Los Angeles and the State of California, including one of the largest tree-trimming contracts offered for bid by the State of California Department of Transportation. TransPacific also holds a leasehold interest in a transfer station facility located in Santa Fe Springs, California. The former green waste division of TransPacific will be operated through AMCOR Biomass at the direction of Mr. Franklin.

     The clean green waste operations of AMCOR Biomass have been and most likely will continue to be influenced significantly by the implementation of the California Integrated Waste Management Act of 1989 (Assembly Bill 939
("AB 939")). The provisions of AB 939 mandate, among other things, the diversion of recyclable materials from over-crowded landfills. A key element of AB 939 relates to green waste that could be processed and incorporated back into the soil or recycled in other ways. AB 939 currently mandates that California's municipalities must divert 25% of such recyclable materials from the landfills, and this requirement is scheduled to increase to 50% by the year

2000. The Company believes that with its recent acquisition of TransPacific and the employment of Mr. Franklin to oversee the operations of TransPacific and AMCOR Biomass, it has both the expertise and the resources to capitalize on this progressive, environmentally-sensitive state mandate.


Property Management and Development Operations
----------------------------------------------

     The Company traditionally has been engaged in agribusiness with additional revenues derived from partnership management, which has included real estate development partnerships. These partnerships owned land that was once used for farming and which have since evolved into a higher and better use. At present, the Company manages for its own account and for five real estate development partnerships, 2,314 acres of land in California and Texas. Certain partnership agreements provide that upon the sale of land the partners will receive a specified return on their investment prior to any profit participation by the Company.

     During fiscal 1996, the Company began a major subdivision/golf course project known as Las Palomas Country Club Estates ("Las Palomas") which is located in Wilson County, Texas located approximately 30 miles southeast of San Antonio, Texas. The Company, under contract with a managed partnership, Lake Valley Realty Partners ("Lake Valley"), has since completed development of a 155 acre, 7,000 yard, 18-hole championship golf course at Las Palomas.

     On behalf of Lake Valley, the Company has developed and now manages the 1,300 lot subdivision and golf course at Las Palomas, which includes 1,000 single-family residential lots and 300 multi-family and timeshare lots. Lot sales have commenced on Sections I and II, which contain 206 single-family lots, priced generally from $17,000 to $35,000. AMCOR Builders currently is building homes on certain of the subdivision's lots. In addition, in May 1997, the Company acquired a 152-acre "entry parcel" contiguous to the golf course which it is subdividing into 68 single-family homes which are currently offered for sale at prices averaging $20,000 per lot.

Other Operations
----------------

     On November 30, 1995, the Company obtained a 50% ownership interest in a 6,000-acre irrigated potato and grain farming operation located in the Columbia River Basin of eastern Oregon, together with certain Columbia River water rights appurtenant thereto. Production from this farming operation includes potatoes grown under contract for McDonalds Corporation, sweet corn grown for Green Giant Foods, alfalfa grown under contract for a processor for export to the Far East, as well as certain other crops.

     The Company also has managed approximately 140 acres of producing date gardens in the Coachella Valley for two affiliated partnerships, with combined annual production of approximately 1,000,000 pounds. During fiscal 1997, pursuant to a liquidation plan for the two partnerships, the Company acquired the 140 acres for the appraised value, which approximated $2.0 million. The Company intends to ultimately phase out of date production and intends to sell its remaining acreage.

Competition
-----------

     The Company's Coachella Valley table grape agribusiness activities currently consist of a 1,036 acre production base which results in the Company (together with certain affiliated partnerships) being a large supplier for these products in the "early market," which harvests the season's first table grapes from early May through June. The Company competes directly with other Coachella-based "early market" table grape producers, as well as with other producers located in Mexico. During the past seven years, the total industry's Coachella Valley table grape producing acreage has decreased by almost 25% from an estimated 20,000 acres in 1989 to an estimated 15,000 acres at the end of fiscal 1997, due primarily to the removal of marginal acreage. The Company believes that this acreage base has more or less stabilized.

     Las Palomas golf course, managed by the Company, is located approximately 30 miles southeast of San Antonio's central business district and is directly accessible from Texas State Highway 539. San Antonio is a growing city with annual tourism exceeding 10,000,000 visitors per year, and was recently rated as one of the top ten vacation destinations in the world by "Conde' Nast" Magazine. Excluding four military golf courses, Las Palomas competes with 17 other golf courses in the greater San Antonio area. Currently, Las Palomas is the only golf course in Wilson County, Texas. Although the Company believes that there is a current shortage of golf course-oriented residential lots, the Las Palomas subdivision competes with other golf course-oriented residential subdivisions as well as other subdivisions located within the greater San Antonio area.

     The clean green waste recycling operations of AMCOR Biomass provides alternatives to landfill disposal, including recycling, biomass (organic waste) milling, and waste-to-energy activities, and are part of the non-hazardous waste industry. The Company believes that entry into the non-hazardous green waste industry, and to maintain volume operations within the industry, require a substantial agricultural land base, on-going agricultural operations and considerable financial resources. The industry is led by several large national waste management companies and numerous regional and local companies, all of which contribute to the significant competition that characterizes the industry and most of which have much greater financial and operational resources and more established market positions than the Company. The Company believes that its recent acquisition of TransPacific will help protect the Company from external competition, as TransPacific's long-term municipal tree trimming contracts will generate the organic biomass to feed the Company's green waste recycling operations.

     There has been an increasing trend at the state and local levels to mandate solid waste reduction at the source and to prohibit the disposal of certain types of wastes at landfills, which trend is evidenced by legislation such as AB 939. The Company believes that as this trend continues, AMCOR Biomass will encounter additional competition from new and existing waste industry members. In addition, AMCOR Biomass may compete with municipalities that maintain their own waste collection and landfill operations and that have significant financial advantages over the Company and AMCOR Biomass due to, among other things, the availability of tax revenues and tax-exempt financing.

Business Strategy
-----------------

     The Company intends to continue to manage and/or grow its operations in agribusiness, real estate development and clean green waste processing. In agribusiness, the Company's overall objective is to increase its proprietary table grape production by 50%, which increase is planned to principally consist of white seedless table grape varieties which could include Sun World's patented Sugraone "Superior Seedless" table grape variety, that will complement the Company's red seedless table grape variety. In addition, the Company is negotiating to acquire additional producing vineyard acreage, principally of the white grape variety. The Company owns or controls sufficient additional acreage to plant approximately 700 additional acres during the next two years, although, due to water and terrain limitations, the Company anticipates using only a portion of this acreage. The Company presently has excess cold storage and processing capacity and should be able to assimilate the additional production. However, no assurance can be given that the Company will achieve a significant increase in its proprietary table grape production or will be successful in assimilating any such additional production into its existing operations.

     The Company anticipates that its real estate development activities will continue to be a significant source of its revenue. These activities include the management of the Texas and California properties, and the sale of lots in the Las Palomas residential subdivision project, including the 68 "entry lots" from the 152-acre parcel that it recently acquired.

     The Company plans to expand the clean green waste processing operations of AMCOR Biomass to additional facilities in Southern California. The rate of expansion will depend on many factors which include the awarding of municipal contracts, which the Company believes will accelerate due, in part, to its recent acquisition of TransPacific.

Employees
---------

     As of August 31, 1997, the Company had 70 full-time employees, including 9 in administration and 61 in agribusiness and biomass operations. During the seasonal peak periods, employment can exceed 2,500. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that there is an ample supply of labor to meet the Company's peak seasonal requirements.


Item 2. Description of Property.

     The Company's executive offices and main table grape processing cold storage facility occupy approximately 80,000 square feet of leased space at 52300 Enterprise Way, Coachella, California, 92236. The initial lease term expires on October 31, 2002, with options for an additional 15 years. The annual rental is $156,000 per year, tied to a cost of living index.

     The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under California Revenue and Tax Code, the Company is offered a number of California tax benefits.

Item 3. Legal Proceedings.

     The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended August 31, 1997.


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     The Company's Common Stock has traded in the over-the-counter market since 1989 and is currently trading on the OTC Bulletin Board. Set forth below are the high and low bid prices of the Common Stock during each quarter of fiscal 1996 and 1997, as reported by a member firm of the National Association of Securities Dealers, Inc. that effects transactions in OTC Bulletin Board stocks and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                         Stock Prices
                                  ---------------------------
                                  High                    Low
                                  ----------------------------
Fiscal 1996
  First Quarter                   $ 1.125              $ .75
  Second Quarter                     .93                 .687
  Third Quarter                      .937                .50
  Fourth Quarter                    1.00                 .625

Fiscal 1997
  First Quarter                   $ 2.5312             $ .9062
  Second Quarter (1)                4.75                2.00
  Third Quarter                     5.875               4.125
  Fourth Quarter                    5.4375              4.4375

_______________
(1) On February 24, 1997, the Company effected a 2-for-1 reverse stock split of its Common Stock.

    At November 25, 1997, there were approximately 1,598 stockholders of record of the Company's Common Stock.

    The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

    During the year the Company issued an aggregate of 271,017 shares of Common Stock to an affiliated partnership in connection with the acquisition of certain real estate from that partnership. In addition, the Company has also issued an aggregate of 912,622 shares of Common Stock in connection with the retirement of certain indebtedness of the Company.

    The Company also issued an aggregate of 161,052 shares of Common Stock to an affiliated partnership in connection with the redemption of shares of the Company's Series A Convertible Preferred Stock (now Series B Convertible Preferred Stock). Overall, during fiscal 1997, the Company issued 1,774,691 new shares of Common Stock and retired 200,000 shares, amounting to 1,574,691 additional shares, or a 27% increase over the previous year's outstanding shares.

    The issuances of the Company's Common Stock in the above referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

     On September 25, 1997, the Company completed its public offering of 650,000 shares of Series A 9% Convertible Preferred Stock (the "Series A 9% Preferred Stock"). On October 21, 1997, an additional 97,500 shares were sold in connection with the exercise of the underwriters' over-allotment option. On November 12, 1997, subsequent to the Company's fiscal year end and the issuance of the Series A 9% Preferred Stock, the Company's securities counsel engaged in connection with the public offering of the Series A 9% Preferred Stock filed with the Secretary of State of Delaware the Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of the Series A 9% Preferred Stock of the Company (the "Certificate of Designations"). On November 13, 1997, such securities counsel filed an Amended Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of the Series A 9% Preferred Stock to conform the Certificate of Designations to the version that had been adopted by the Company's Board of Directors and had been filed as an exhibit to the Company's registration statement on Form
S-2 covering the Series A 9% Convertible Preferred Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview
--------

     The Company, together with its affiliated partnerships, has its primary operations in the Coachella Valley of Southern California, where it is a major table grape producer and processor. The Company is also currently engaged in date production, but is currently in the process of disposing of its date acreage. The Company also manages pre-development land located in Southern California and Texas, and during fiscal 1996, commenced development of the 1,300 lot Las Palomas residential subdivision located 30 miles southeast of San Antonio, Texas, which includes an 18-hole championship golf course. The lot development project and golf course is owned by a company-managed partnership. In addition, the Company is engaged in clean green waste processing through AMCOR Biomass which recently completed a pilot project to process clean green waste and other organic materials on a 600-acre site owned by the Company, and commenced commercial operations during the Company's first quarter of fiscal 1997. In July 1997, the Company moved its green waste processing from the 600-acre Murrieta operations site to Santa Fe Springs, California. On November 25, 1997, the Company acquired TransPacific, which specializes in long-term municipal service contracts, primarily tree trimming. TransPacific had revenues of $2.0 million during the twelve months ended August 31, 1997, and has contracts in place which the Company believes may generate revenues of approximately $3.5 million during fiscal 1998.

Results of Operations
---------------------

Revenues
--------

     During fiscal 1997, the Company's revenues were derived principally from the following sources: (i) farming operations (including packing and cold storage services), (ii) clean green waste processing operations and (iii) real estate development fees. For the fiscal year ended August 31, 1997, the Company's gross revenues increased by $6,988,000 (67%) to $17,418,000, as compared to $10,430,000 for the fiscal year ended August 31, 1996, primarily due to a significant increase in real estate development revenues from $1,767,000 in fiscal 1996 to $7,011,000 in fiscal 1997. This increase in real estate development revenues was a direct consequence of increased real estate sales and fee income derived from the Las Palomas project. The overall increase in Company revenues was also due to significantly increased proprietary table grape production which increased 40%, from 482,000 boxes in fiscal 1996 to 675,000 boxes in fiscal 1997 and, to a lesser extent, revenues derived from the Company's biomass operations. The industry's crop revenues during the 1997 season increased by approximately 16% over the 1996 season. The large crop and moderate prices resulted in a 76% increased profit margin from this segment of the Company's business.

     The Company historically has generated revenues from its table grape operations which includes revenues derived from the Company's proprietary acreage, as well as acreage owned by third parties and affiliates. During a typical season, the table grape packing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically exceed $2 million.
For fiscal 1997, total agricultural (crop) and biomass revenues were $10,406,000, up from $8,663,000 in fiscal 1996. For fiscal 1997, biomass revenues represented $380,000 of this amount as compared to $0 for fiscal 1996. The Company expects revenues from this source to gradually increase over the next several years due in large part to the Company's plan to acquire/develop additional proprietary acreage and its plan to expand AMCOR Biomass' clean green waste processing largely through the Company's recent acquisition of TransPacific.

     During fiscal 1997, real estate development fee income increased 297% over fiscal 1996 to $7.0 million. The principal reason for this significant increase was the completion of the Las Palomas golf course which resulted in fees of approximately $4.0 million. Lake Valley Realty Partners owns the 1,350 acre subdivision located southeast of San Antonio. Thirteen hundred homesites have been planned and are currently under development.
During fiscal 1998, the Company expects to continue to generate revenues as a result of the Las Palomas lots which are currently being marketed for prices ranging from $17,000 to $35,000 per lot for which the Company earns management and development fees. Since inception, approximately 130 lots have been sold, with current reservations pending for 22 lot sales. To date approximately 20 homes have been completed with an additional nine homes planned or under construction.

Cost of Revenues
----------------

     During fiscal 1997, the Company's total operating costs and expenses increased by $5,406,000 (66%) to $13,617,000 as compared to $8,219,000 for fiscal 1996, primarily due to a much larger table grape crop, real estate development costs attributable to the Company's managed Las Palomas project and expanding biomass operations. Agricultural and biomass costs increased by $2,123,000 (28%) to $4,610,000 primarily due to the large table grape crop and related higher farming and harvesting costs, and for costs attributable to the development and expansion of the Company's biomass operations, including the relocation from the Murrieta site to the Santa Fe Springs site. Agricultural and biomass costs, as a percentage of crop and biomass revenues increased to 92% for fiscal 1997, as compared to 84% for fiscal 1996, primarily due to increased biomass costs. Real estate development costs during fiscal 1997 increased by $3,282,000 (453%) to $4,007,000, as compared to $725,000 for fiscal 1996, primarily due to the development cost of the completed Las Palomas golf course ($2.6 million) and to other costs related to increased real estate development activity both in California and Texas.

Gross Margin
------------

     The Company realized a gross margin of $3,801,000 in fiscal 1997, which represented 22% of revenues as compared to a gross margin of $2,219,000 in fiscal 1996, which represented 21% of revenues. Operating income of $3,134,000 during fiscal 1997 represents a 67% increase over operating income of $1,873,000 during fiscal 1996 due to higher table grape sales and increased real estate fees over fiscal 1996.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $332,701 (97%) from $342,000 in fiscal 1996 to $675,000 in fiscal 1997. This increase was primarily due to the additional costs related to increased real estate activity, expanding biomass operations and to legal, accounting, and administrative costs attributable to the Company's offering of Series A 9% Preferred Stock in September 1997.

Other Income (Expense)
----------------------

     Total other expense increased $659,000 (195%) from $338,000 in fiscal 1996 to a loss of $321,000 during fiscal 1997. This increase was primarily due to an $830,000 gain on the sale of assets in fiscal 1996 as compared to a gain of only $105,000 in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) successful crop harvests, (iv) disposal of marginal or non-producing assets, (v) completion in September 1997 of the Company's offering of Series A 9% Preferred Stock and
(vi) the conversion of short term debt into equity. The Company believes that the continued recovery of the Company's Common Stock price should provide additional access to capital markets including the ability to obtain credit from more conventional, and less costly, sources. In addition to current liabilities of $11.8 million at August 31, 1997, the Company has $10.7 million of long-term debt. In September 1997, current liabilities were significantly reduced and all bank operating lines repaid from the net proceeds of the Company's offering of Series A 9% Preferred Stock. The Company also received prepayment of a $1,425,000 note receivable in September 1997. These payments provided almost $8 million of liquidity during the first quarter of fiscal 1998. In addition, the Company believes that long and short term liquidity will continue to improve due to: (i) the Company's existing lines of credit for substantially all agricultural and farming costs related to the 1998 harvest,
(ii) the generation of revenues from the Las Palomas development project and from biomass and related revenues generated by AMCOR Biomass and TransPacific, and (iii) from the gradual sale of pre-development land. The terms of the current agribusiness financing arrangements are interest at prevailing rates at the time of borrowing, which interest accrues until maturity, with principal and interest due and payable in full at the time the harvest proceeds are realized. These financing arrangements will be collateralized by the 1998 harvest.

     Several measures were taken during fiscal 1997 to improve both the Company's liquidity and its balance sheet. Holders of $3.8 million of short term debt agreed to exchange their notes for 912,622 shares of Company Common Stock. In addition, $1.4 million of agricultural real estate was acquired for 271,017 shares of Common Stock. The aggregate of the above will increase shareholders' equity by $5.2 million while reducing short term debt by $3.8 million.

     During fiscal 1998, the Company intends to continue its management plan to acquire and/or develop additional table grape vineyards which are located in the Coachella Valley, particularly the white, earlier maturing varieties. This will include the sale of some red-variety vineyards where it presently has an unreliable water delivery system, the objective being to achieve a balance between red and white grapes. The Company plans to finance these acquisitions through term loans provided by institutional lenders and/or the issuance by the Company of purchase money notes. Management believes that the acquisition of these properties will enhance profitability through increased operating income. The continued acquisition of additional vineyards is in keeping with the Company's fully-integrated agribusiness operations.

Looking Ahead
-------------

     In September 1997, the Company successfully completed its offering of Series A 9% Preferred Stock. The net proceeds of $6.8 million from this offering will continue to be used principally to fund the Company's agribusiness and biomass operations, much of this cost having been incurred during fiscal 1997 as reflected in the significant increase in the Company's accounts payable over fiscal 1996. Holders of Series A 9% Preferred Stock may voluntarily convert their shares into Common Stock at $5.39 per share. The Company can compel conversion into Common Stock provided the Company's Common Stock trades at a price of at least $6.47 per share for a minimum of 20 consecutive trading days.

     The Company traditionally has been engaged in agribusiness and real estate related activities since 1981. The Company's role has since evolved from a manager of partnership assets to that of an operating company with revenues being derived from a number of sources, including biomass operations. Set forth below are major highlights of the Company's business plan for fiscal 1998:

    - The Company believes that a significant portion of future revenues will be realized from its biomass operations, principally related to its recent acquisition of TransPacific. TransPacific's principal revenues are derived from long term municipal contracts for tree trimming services with a by-product being organic biomass for green waste processing.

    - The emerging California real estate market also could provide significant revenue potential during fiscal 1998. In 1997, the Company acquired a 600-acre parcel from an affiliate of the Company in the rapidly growing Rancho California area of western Riverside County, California. The Company is currently evaluating the feasibility of obtaining entitlements (zoning change to multifamily) for the acreage, a process that could considerably enhance its value.

    - With the completion of the Las Palomas golf course in Texas, management believes the 1,300-acre project has good long-term potential. In May 1997, the Company purchased a contiguous 150-acre parcel and is presently subdividing it into 68 single family "wooded" lots. The subdivision road will also serve as the main avenue onto the Las Palomas golf course, which should significantly enhance the accessability of the project.

    - The Company is also refocusing its agricultural presence in the Coachella Valley. Its date properties, which have contributed only marginally to profits, will be liquidated. Certain less desirable vineyard properties will also be sold. The Company will continue to seek additional white grape varieties to compliment its Flame Seedless production. One such option is the development of the Superior Seedless variety. In addition, selective acquisitions are being considered, the objective being to acquire mature producing vineyards, rather than wait the two to three year development period.

    - The Company believes that its business plan is structured to capitalize on existing resources and management experience. Management envisions rapid growth in areas such as biomass and the municipal contract business generated by TransPacific. Agribusiness and real estate development will continue to serve as a foundation, as they have since inception.

Forward Looking Statements
--------------------------

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead", are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, risks associated with managing the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form S-2 and related Prospectus dated September 25, 1997, and the "Risk Factors" described therein. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the agribusiness, real estate development, municipal tree trimming and green waste processing industries, and future trends and results cannot be predicted with certainty. In particular:

    - The Company has entered into agreements to sell 316 acres of vineyards owned by it and its affiliated limited partnerships and to sell its date acreage. Although the Company anticipates that these agreements will be consummated during the first and second quarters of fiscal 1998, respectively, a prolonged period of inclement weather due to El Nino or other events, and various other factors may prevent the Company from selling such properties at desirable prices, if at all.

    - The Company's table grape operations typically generate annual revenues in excess of $10 million, with farming, harvesting and marketing expenses generally averaging 80% to 85% of market value. Revenues can vary considerably, however, depending upon production and market prices, which in turn depend upon various uncertainties, including the effects of inclement weather and El Nino that could potentially decimate all or substantial portions of the Company's crops.

    - The Company is evaluating several marketing alternatives for its table grapes, including a proposed long-term arrangement with Sun World, and has executed a letter of intent relating to a proposed licensing agreement relating to Sun World's Sugraone "Superior Seedless" variety table grapes. Specifics of the possible marketing arrangement and the proposed licensing agreement are under negotiation and it is uncertain whether the Company will proceed with either arrangement. The Company's inability or decision not to finalize favorable marketing and/or licensing agreements with Sun World could have a significant adverse impact on the Company's plans to enhance its farming operations revenues by increasing its proprietary table grape production by 50%.

    - The Company anticipates having infrastructure completed during the second quarter of fiscal 1998 in order to enable the Company to use additional well water to be provided by the Coachella Valley Water District to irrigate the Company's existing vineyard acreage and to use water from existing wells to irrigate and develop expansion acreage.
       It is possible, however, that the completion of the infrastructure could be delayed or prevented due to inclement weather, labor shortages, engineering or development costs in excess of budgeted amounts, or other unexpected contingencies, which would negatively impact the Company's ability to generate additional revenues through development of its expansion acreage and through its proposed licensing agreement relating to Sun World's Sugraone "Superior Seedless" variety table grapes and/or other vineyard development.

    - The Company expects revenue from agricultural and biomass operations to gradually increase over the next several years due in large part to the Company's plan to acquire/develop additional proprietary acreage and to expand its biomass operations largely through its recent acquisition of TransPacific and through expansion to additional facilities in Southern California. However, various uncertainties such as the effects of inclement weather, the availability of appropriate additional table grape acreage, the difficulties and expenses that may be encountered in integrating TransPacific's operations with those of AMCOR Biomass and the Company, the potential inability of TransPacific and AMCOR Biomass to maintain their existing tree-trimming and biomass processing contracts and obtain additional municipal and private contracts in the face of increasing competition in the clean green waste processing industry, constraints of existing and/or future green waste regulatory requirements, and reluctance of certain municipalities to privatize their tree-trimming and green waste operations could prevent the Company from acquiring or developing additional acreage and from successfully continuing to operate and/or expand its green waste operations.

    - During fiscal 1998, the Company expects to continue to generate revenues from the sale of lots in the Las Palomas residential subdivision project. Although certain of the lots are currently being marketed for prices ranging from $17,000 to $35,000 per lot, it is possible that a general downturn in the real estate market and/or increased competition from other subdivisions located within the greater San Antonio area could inhibit future lot sales and/or result in reductions in lot sale prices, which would negatively impact the Company's revenues derived from management and development fees relating to the lots.

    - The Company is currently evaluating the feasibility of obtaining entitlements (zoning change to multifamily) for acreage it acquired during 1997 from an affiliate of the Company in the Rancho California area of western Riverside County, California. Although obtaining entitlements on the acreage could provide significant revenue potential during fiscal 1998 and in future years by providing additional real estate development opportunities, there can be no assurance that the Company will be successful in its efforts to obtain such entitlements or that, if successful, the Company will have the financial and other resources necessary to take advantage of any lucrative real estate development opportunities that may arise.


      The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

Item 7. Financial Statements.

     The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-34.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


     The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules," contained in the Company's Proxy Statement for its 1998 Annual
Meeting of Stockholders to be held on January 30, 1998 (the "Proxy Statement"), is incorporated herein by reference.

Item 10. Executive Compensation.

     The information appearing under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The information appearing under the caption "Election of Directors," including the subcaption "Principal Stockholders," contained in the Proxy Statement is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.


      The information appearing under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.
3.1 Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (1)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (1)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (1)

3.4  Certificate of Designations, Preferences and Relative Rights,
     Qualifications and Restrictions of the Series A Convertible Preferred
     Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (2)

3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997

3.6  Amended Certificate of Designations, Preferences and Relative Rights,
     Qualifications and Restrictions of the Series A 9% Convertible Preferred
     Stock of the Company filed with the Secretary of State of Delaware on November 13, 1997 (3)

3.7  Bylaws of the Company, as amended




4.1  Trust Indenture between the Company and First City Bank of Dallas (1)

10.1 Coachella Packing Shed Lease (1)

10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H.
     Behrens (4)

10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert
     A. Wright (4)

10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene
     A. Tapie (4)

10.12 Lease Agreement dated April 1, 1991 between the Company and Enterprise
      Packing Company (4)

10.25 Sublease Agreement dated as of November 24, 1993 between the Company and
      Enterprise Packing Company (5)

10.26 Option to Repurchase Agreement dated as of May 31, 1993 between Shandon
      Hills Vineyards and AMAGCO (5)

10.27 Assignment Agreement dated as of May 31, 1993 among the Company, Shandon
      Hills Vineyard and AMAGCO (5)

21  Subsidiaries of the Company

27  Financial Data Schedule

_______________
(1) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 30, 1988 and incorporated herein by reference.

(2) Filed as Exhibit 4.2 to the Company's Form 10-QSB for the quarterly period ended May 31, 1994, and incorporated herein by reference.

(3) Form of which was filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-2 as filed with the Commission on September 22, 1997 (Registration No. 333-28373) and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended November 30, 1993 as filed with the Commission on March 15, 1994 and incorporated herein by reference.

  (b) Reports on Form 8-K.

     Form 8-K/A dated July 29, 1997 was filed with the Commission on August 12, 1997, reporting on Item 5 (Other Events) in connection with the issuance of a cease and desist order on or about July 21, 1997 by the Riverside County Local Solid Waste Management Enforcement Agency, which cease and desist order prohibited AMCOR Biomass from accepting green waste at facilities located in Murrieta, California owned by Rancho California Partners II, a California limited partnership and affiliate of the Company.

                          AMCOR Capital Corporation

                  Index to Consolidated Financial Statements

                  ------------------------------------------






     Report of Independent Auditors                              F - 1


     Financial Statements of AMCOR Capital Corporation:

       Consolidated Balance Sheets, August 31, 1997 and 1996     F - 2

       Consolidated Statements of Operations for the years
        ended August 31, 1997 and 1996                           F - 4

       Consolidated Statements of Shareholders' Equity for
        the years ended August 31, 1997 and 1996                 F - 5

       Consolidated Statements of Cash Flows for the years
        ended August 31, 1997 and 1996                           F - 8


     Notes to Consolidated Financial Statements                  F - 10

                        REPORT OF INDEPENDENT AUDITORS

                        ------------------------------





To the Board of Directors and Shareholders of AMCOR Capital Corporation


We have audited the accompanying consolidated balance sheets of AMCOR Capital Corporation and its subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOR Capital Corporation and subsidiaries as of August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended August 31, 1997, in conformity with generally accepted accounting principles.



/s/Kelly & Company

Kelly & Company
Newport Beach, California
December 3, 1997




                          AMCOR Capital Corporation
                         Consolidated Balance Sheets
                          August 31, 1997 and 1996



                                   ASSETS


                                                   1997            1996
                                                 --------       ---------
Current assets:
  Cash and equivalents                           $179,866      $1,087,102
  Restricted cash                                 842,287           --
  Accounts receivable                             431,448         288,899
  Due from affiliates                           8,064,390       5,337,704
  Notes receivable, other                       1,714,680         352,525
  Inventories                                   1,212,463       1,702,296
  Other current assets                            846,411         366,596
                                                ---------       ---------
    Total current assets                       13,291,545       9,135,122

Land held for future development                9,411,999           --

Property and equipment, net                    10,795,138       8,114,014

Contractual amounts due from affiliates
  for construction in progress                  3,793,358       2,712,397

Notes receivable:
  Affiliate                                         --          5,691,686
  Other                                           115,844       1,963,067

Investment                                      2,455,596       2,489,606

Restricted cash                                     --          1,065,683

Other assets                                      871,412         830,685
                                               ----------      ----------
  Total assets                                $40,734,892     $32,002,260
                                               ==========      ==========














              The accompanying notes are an integral part of the
                     consolidated financial statements.



                                     F - 2


                          AMCOR Capital Corporation
                         Consolidated Balance Sheets
                          August 31, 1997 and 1996


                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   1997            1996
                                                 --------       ---------
Current liabilities:
  Accounts payable                             $3,464,382        $854,478
  Property taxes payable                        1,386,358           --
  Due to affiliates                               620,000         414,530
  Lines of credit                               1,128,557           --
  Notes payable:
    Affiliates                                  1,370,160           --
    Other                                       2,627,968         964,774
  Capitalized lease obligations                   223,826          54,728
  Income taxes payable                          1,036,400         337,835
  Accrued interest                                377,256         518,352
                                               ----------       ---------
    Total current liabilities                  12,234,907       3,144,697

Deferred income taxes                              56,710         125,147
Notes payable, net of current portion:
  Affiliates                                    1,275,867       3,672,607
  Other                                         8,847,382      11,909,147
Capitalized lease obligations, net of
  current portion                                 539,461          99,948
Other liabilities                                 260,729         416,768
                                               ----------      ----------
    Total liabilities                          23,215,056      19,368,314

Commitments

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)
  Series A Convertible Preferred Stock
   ($0.01 par value; 750,000 shares
   authorized, 404,414 and 628,972 shares
   issued and outstanding at August 31,
   1997 and 1996, respectively)                     4,044           6,290
  Common stock ($0.002 par value;
   25,000,000 and 15,000,000 shares
   authorized, 7,172,710 and 5,798,283
   shares issued and outstanding at August
   31, 1997 and 1996, respectively)                14,345          23,193
  Paid-in capital                              14,242,065      11,150,064
  Accumulated earnings                          3,259,382       1,454,399
                                               ----------      ----------
    Total shareholders' equity                 17,519,836      12,633,946
                                               ----------      ----------
    Total liabilities and
     shareholders' equity                     $40,734,892     $32,002,260
                                               ==========      ==========


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                                     F - 3




                          AMCOR Capital Corporation
                     Consolidated Statements of Operations
                  For the Years Ended August 31, 1997 and 1996



                                                   1997            1996
                                                 --------       ---------
Revenues:
  Agriculture and biomass revenues
   including income from affiliates of
   $332,932 in 1996                           $10,406,229      $8,662,961

  Real estate development revenues
   from affiliates                              7,011,485       1,767,300
                                               ----------      ----------
                                               17,417,714      10,430,261
Cost of revenues:
  Agriculture and biomass                       9,610,177       7,486,607
  Real estate development                       4,006,641         724,670
                                               ----------       ---------
                                               13,616,818       8,211,277
                                               ----------       ---------
Gross margin                                    3,800,896       2,218,984
General and administrative expenses               674,641         341,940
                                               ----------       ---------
Income from operations                          3,126,255       1,877,044
Other income (expense):
  Gain on sale of assets                          112,974         830,277
  Equity in loss of investee                      (34,010)        (40,244)
  Interest income                                 685,983         478,335
  Interest expense                             (1,085,524)       (930,190)
                                               ----------       ---------
                                                 (320,577)        338,178
                                                ---------       ---------
Income before income taxes                      2,805,678       2,215,222
Provision for income taxes                        629,312         437,281
                                                ---------       ---------
Net income                                     $2,176,366      $1,777,941
                                                =========       =========


Net income per common share,
  share equivalent primary                         $0.33           $0.34
                                                    ====            ====

Net income per common share,
  share equivalent fully diluted                   $0.33           $0.34
                                                    ====            ====




              The accompanying notes are an integral part of the
                     consolidated financial statements.




                                     F - 4

                          AMCOR Capital Corporation
               Consolidated Statements of Shareholders' Equity
                 For the Years Ended August 31, 1997 and 1996


                                                Series A
                                                Preferred         Common
                                                 Shares           Shares
                                               ----------       ---------
Balance, August 31, 1995                          618,972      10,331,288
  Net income                                        --              --
  Shares issued upon exercise of options            --          1,260,935
  Shares issued in acquisition
    of partnership interests                       10,000           4,343
  Preferred stock dividends                         --              --
                                               ----------         -------
Balance, August 31, 1996                          628,972      11,596,566
  Net income                                        --              --
  Shares issued under consulting agreement          --            400,000
  One for two reverse stock split
    (including effect of fractional shares)         --         (5,998,547)
  Shares issued upon exercise of options            --             30,000
  Shares issued in acquisition
    of partnership assets                           --            271,017
  Shares issued in payment for debt                 --            912,622
  Preferred stock retired
    as payment of receivable                     (171,983)          --
  Common stock retired
    as payment of receivable                        --           (200,000)
  Preferred stock dividends                         --              --
  Exchange of preferred stock
    for common stock                              (52,575)        161,052
                                               ----------         -------
Balance, August 31, 1997                          404,414       7,172,710
                                               ==========         =======

















              The accompanying notes are an integral part of the
                     consolidated financial statements.





                                     F - 5

                          AMCOR Capital Corporation
          Consolidated Statements of Shareholders' Equity, Continued
                 For the Years Ended August 31, 1997 and 1996



                                                Series A
                                                Preferred         Common
                                                  Stock            Stock
                                               ----------       ---------
Balance, August 31, 1995                           $6,190         $20,662
  Net income                                        --              --
  Shares issued upon exercise of options            --              2,522
  Shares issued in acquisition
    of partnership interests                          100               9
  Preferred stock dividends                         --              --
                                               ----------         -------
Balance, August 31, 1996                            6,290          23,193
  Net income                                        --              --
  Shares issued under consulting agreement          --                800
  One for two reverse stock split
    (including effect of fractional shares)         --            (11,997)
  Shares issued upon exercise of options            --                 60
  Shares issued in acquisition
    of partnership assets                           --                542
  Shares issued in payment for debt                 --              1,825
  Preferred stock retired
    as payment of receivable                       (1,720)          --
  Common stock retired
    as payment of receivable                        --               (400)
  Preferred stock dividends                         --              --
  Exchange of preferred stock
    for common stock                                 (526)            322
                                               ----------         -------
Balance, August 31, 1997                           $4,044         $14,345
                                               ==========         =======

















              The accompanying notes are an integral part of the
                     consolidated financial statements.





                                     F - 6

                          AMCOR Capital Corporation
          Consolidated Statements of Shareholders' Equity, Continued
                 For the Years Ended August 31, 1997 and 1996





                                            Paid-in    Accumulated
                                            Capital      Earnings      Total
                                           ----------    --------    ----------
Balance, August 31, 1995                  $10,632,689     $47,841   $10,707,382
  Net income                                    --      1,777,941     1,777,941
  Shares issued upon exercise of options      413,587       --          416,109
  Shares issued in acquisition
   of partnership interests                   103,788       --          103,897
  Preferred stock dividends                     --       (371,383)     (371,383)
                                           ----------   ---------    ----------
Balance, August 31, 1996                   11,150,064   1,454,399    12,633,946
  Net income                                    --      2,176,366     2,176,366
  Shares issued under consulting agreement    360,000       --          360,800
  One for two reverse stock split
   (including effect of fractional shares)     11,997       --            --
  Shares issued upon exercise of options       59,940       --           60,000
  Shares issued in acquisition
   of partnership assets                    1,437,184       --        1,437,726
  Shares issued in payment for debt         3,790,853       --        3,792,678
  Preferred stock retired
   as payment of receivable                (1,718,110)      --       (1,719,830)
  Common stock retired
   as payment of receivable                  (850,067)      --         (850,467)
  Preferred stock dividends                     --       (371,383)     (371,383)
  Exchange of preferred stock
   for common stock                               204       --            --
                                           ----------   ---------    ----------
Balance, August 31, 1997                  $14,242,065  $3,259,382   $17,519,836
                                           ==========   =========    ==========
















              The accompanying notes are an integral part of the
                     consolidated financial statements.





                                     F - 7

                          AMCOR Capital Corporation
                    Consolidated Statements of Cash Flows
                 For the Years Ended August 31, 1997 and 1996


                                                   1997            1996
                                                 --------       ---------
Cash flows from operating activities:
  Net income                                   $2,176,366      $1,777,941
  Adjustments to reconcile income to net
   cash provided by operating activities:
    Depreciation                                  583,013         484,310
    Gain on sale of assets                       (112,974)       (830,277)
    Decrease (increase) in assets:
     Equity in loss of investee                    34,010          40,244
     Accounts receivable                         (142,549)       (129,230)
     Inventories                                  489,833      (1,277,071)
     Other current assets                        (846,691)       (199,311)
     Due from affiliates                       (8,757,081)     (2,600,550)
     Other assets                                 (40,727)       (830,685)
    Increase (decrease) in liabilities:
     Accounts payable                           2,999,421      (2,200,058)
     Income taxes payable                         698,565         325,554
     Accrued interest payable                     (76,763)        339,356
     Other liabilities                            (80,000)          --
     Deferred taxes                               (68,437)        125,147
                                                ---------       ---------
 Cash used in operating activities             (3,144,014)     (4,974,630)
                                                ---------       ---------

Cash flows provided by (used in) investing
  activities:
  Payments received on notes receivable           485,068       4,012,513
  Purchases of property and equipment            (324,376)       (167,693)
  Sales of property and equipment               1,350,684          18,000
  Restricted cash                                 223,396      (1,065,683)
  Purchase of land held for future
   development                                   (400,000)          --
  Contractual amounts due from affiliates
   for construction in progress                (1,080,961)     (2,712,397)
                                                ---------       ---------
Cash provided by investing activities             253,811          84,740
                                                ---------       ---------

Cash flows provided by (used in) financing
 activities:
  Proceeds from notes and loans                 2,902,166       6,042,398
  Repayment of notes and loans                 (2,108,556)     (1,945,962)
  Net proceeds from line of credit              1,128,557           --
  Issuance of stock                                60,800          71,294
                                                ---------       ---------
Cash provided by financing activities           1,982,967       4,167,730
                                                ---------       ---------
Net decrease in cash                            (907,236)        (722,160)
Cash at beginning of year                       1,087,102       1,809,262
                                                ---------       ---------
Cash at end of year                              $179,866      $1,087,102
                                                =========       =========


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                                     F - 8

                          AMCOR Capital Corporation
                    Consolidated Statements of Cash Flows
                 For the Years Ended August 31, 1997 and 1996




              Supplemental Disclosure of Cash Flow Information


                                                   1997            1996
                                                 --------       ---------

Cash paid during the year for:
     Interest                                  $1,226,620        $638,573
     Income taxes                                   --             12,281



                      Supplemental Schedule of Non-Cash
                      Investing and Financing Activities

                                                   1997            1996
                                                 --------       ---------
Assets acquired (disposed) in non-cash
 transactions
     Assets acquired                         $13,189,470      $10,030,651
     Assets disposed                               --          (2,679,735)
     Receivables incurred                          --             314,329
     Liabilities assumed                           --            (940,000)
     Issuance of preferred stock                   --            (100,000)
     Issuance of common stock                 (1,797,726)          (3,897)
     Receivable satisfied                     (7,954,784)      (1,847,836)
     Liabilities incurred                     (3,436,960)      (6,051,904)
     Liabilities satisfied                         --           1,278,392

Satisfaction of debt through issuance
 of stock
     Liabilities satisfied                     3,792,678          344,815
     Stock issued                             (3,792,678)        (344,815)

Accrual of dividends on preferred stock
     Liability incurred                         (371,383)        (371,383)
     Reduction in retained earnings              371,383          371,383

Satisfaction of debt through offset of
 related receivables
     Receivables satisfied                    (1,769,346)        (150,000)
     Liabilities satisfied                     1,769,346          150,000

Retirement of stock
     Receivables satisfied                    (2,570,297)           --
     Stock retired                             2,570,297            --




              The accompanying notes are an integral part of the
                     consolidated financial statements.

                                     F - 9

                          AMCOR Capital Corporation
                 Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies


   Principles of Consolidation
   ---------------------------
The consolidated financial statements include the accounts of AMCOR Capital Corporation and its wholly-owned operating subsidiaries, Sun Goddess Farms, Inc., AMCOR Properties, Inc., AMCOR Biomass Farms, LLC (99% owned), Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) ("the Company"). All significant intercompany transactions have been eliminated. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

During the year ended August 31, 1996, the Company (i) reacquired AMCOR Properties, Inc. from a company owned by an officer of the Company and
(ii) sold ACI Farms, Inc. to a partnership owned by officers of the Company. These transactions resulted in neither a gain nor loss to the Company as the assets of each entity, which were immaterial, equaled the related liabilities at the time of the transaction.

   Operations and Revenue Recognition
   ----------------------------------
The Company engages in agribusiness, clean green waste recycling, land planning, and development of its property and the properties of its affiliates. The Company also generates revenue through management and development fees charged to various partnerships which are engaged in farming and real estate development.

Management service fee income, primarily due from affiliates, is recognized when it is contractually due, which approximates the time that services are performed. Crop sales, other farm income, biomass income and development income are recognized by the accrual method at the time of sale.

   Cash and Equivalents
   --------------------
The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less.

The Company has no requirements for compensating cash balances. The Company maintains cash balances in bank accounts which exceed federally insured limits by $822,153 and $1,952,785 at August 31, 1997 and 1996, respectively; however, the Company has not experienced any losses in such accounts. Part of the restricted cash as described in Note 9 is included in the balances which exceed federally insured limits as of August 31, 1997 and 1996.

   Inventories
   -----------
     Farming

All direct and indirect costs of growing crops are accumulated and valued at the lower of cost or market (net realizable value). Harvested crops are valued at the lower of cost or market using the average cost method and relieved from inventory as the crops on each ranch are sold.


Continued                           F-10

   Inventories
   -----------

     Real Estate

All direct and indirect costs of real estate development are accumulated and valued at the lower of cost or market (net realizable value). Real estate inventory includes capitalized interest of $9,766 and $0 at August 31, 1997 and 1996, respectively.

   Property and Equipment
   ----------------------
Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting profit or loss is reflected in the statement of operations.

                                                 Estimated
                                                Useful Life
                                                -----------
            Vehicles and equipment               3-10 years
            Office furniture and equipment       3-10 years
            Vineyard development costs             15 years
            Leasehold improvements                  7 years
            Buildings                              30 years


   Investment
   ----------
PS III Farms, L.L.C., an Oregon limited liability company, which was acquired during the year ended August 31, 1996, is accounted for utilizing the equity method.

   Income Taxes
   ------------
The Company and its corporate subsidiaries file consolidated federal income and combined state franchise tax returns. The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109 - "Accounting for Income Taxes." Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

   Stock Split
   -----------
All common shares and per share amounts have been adjusted to give retroactive effect, where applicable, to a one-for-two reverse stock split that occurred during 1997.


Continued                            F-11

   Concentration
   -------------
The Company sold its table grape crop through two marketing companies in the year ended August 31, 1997, while utilizing only one marketing company in the year ended August 31, 1996. The Company believes that its relationship with each of the marketing companies will continue in the foreseeable future. Management does not believe they are at risk with this concentration, as there are a significant number of marketing companies available to sell its crop.

   Disclosures about Fair Values of Financial Instruments
   ------------------------------------------------------
The Company accounts for the value of financial instruments using the fair value method as described in the SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments", adopted by the Company during fiscal year 1995.

   Estimates
   ---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications
   -----------------
Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 financial statement presentation.


2. Due from and Due to Affiliates


Due from affiliates consists of the following:

   1. Farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California were $1,713,235 and $3,169,599 at August 31, 1997 and 1996, respectively.

   2. Management and development fees charged by the Company to various partnerships in California and Texas for the management of the partnerships' assets and the development of their properties were $6,351,155 and $2,168,105 at August 31, 1997 and 1996, respectively.

   3. Development costs advanced by the Company on behalf of various partnerships for a residential development in Texas were $3,793,358 and $2,712,397 at August 31, 1997 and 1996, respectively.

Due to affiliates consists primarily of receipts of crop sales exceeding advances for farming costs on behalf of certain partnerships. These amounts do not bear interest, are not collateralized, and are due on demand.

Management on a regular basis reviews the collectibility of the amount due from affiliates by looking to the current crop period sales (if applicable), current appraisals of the value of the affiliate's real estate, and other relevant considerations. In 1997 and 1996, management's review resulted in no allowance for such uncollectible advances.


Continued                            F-12

3. Inventories


Inventories consist of the following:

                                                   1997         1996
                                                  -------     --------
            Farm inventory                       $530,022     $307,868
            Real estate inventory                 682,441    1,394,428
                                                ---------    ---------
            Total inventories                  $1,212,463   $1,702,296
                                                =========    =========


4. Land Held for Future Development

In 1997 the Company acquired from an affiliate 600 acres in Riverside County, California, that will be utilized for residential development in the future.


5. Property and Equipment

Property and equipment consist of the following:

                                                   1997         1996
                                                  -------     --------
            Vineyard development costs         $5,294,047   $5,145,356
            Vehicles and equipment              3,405,912    1,506,111
            Office furniture and equipment         51,130       51,130
            Leasehold improvements                 61,233       61,233
            Buildings                             301,928      301,928
                                               ----------    ---------
                                                9,114,250    7,065,758
            Less:  Accumulated amortization
                  and depreciation             (2,088,183)  (1,698,744)
                                               ----------    ---------
                                                7,026,067    5,367,014
            Land                                3,769,071    2,747,000
                                               ----------    ---------
            Total property and equipment      $10,795,138   $8,114,014
                                               ==========    =========

Equipment reported under capital leases at August 31, 1997 and 1996, respectively, was $845,518 and $189,884 with accumulated depreciation of $91,986 and $22,511. The depreciation expense related to the capital leases for the years ended August 31, 1997 and 1996, respectively, was $69,475 and $22,511.

Depreciation expense for the years ended August 31, 1997 and 1996, was $583,013 and $484,310, respectively.

6. Note Receivable from Affiliate

                                                   1997         1996
                                                  -------     --------
   Note receivable from an affiliate with
    an interest rate of the bank prime
    plus 2.00%.                                     --      $5,691,686
                                                  =======    =========




Continued                            F-13

7. Notes Receivable - Other

Notes receivable - other consist of the following:

                                                   1997         1996
                                                  -------     --------
  Notes receivable, collateralized by farm
   property, with an interest rate of 6.50%
   per annum; the notes were due in November
   2001 and were paid subsequent to the
   year end.                                     $408,333     $437,500


  Notes receivable, collateralized by farm
   property, with an interest rate of 6.50%
   per annum; the notes were due in November
   2001 and were paid subsequent to the
   year end.                                    1,016,667    1,182,888

   Note receivable from the sale of
    partnership interest with an interest
    rate of 6.00% per annum, annual
    principal and interest payments of
    $300,000, due in December 1998.               405,524      695,204
                                                ---------    ---------
   Total notes receivable - other               1,830,524    2,315,592
      Less: current portion                    (1,714,680)    (352,525)
                                                ---------    ---------
   Long term portion of notes receivable
    - other                                      $115,844   $1,963,067
                                                =========    =========

8. Investment

                                                   1997         1996
                                                  -------     --------
   PS III Farms, L.L.C., which is accounted
    for utilizing the equity method            $2,455,596   $2,489,606
                                                =========    =========

In 1996, the Company acquired a 50% interest in PS III Farms, L.L.C. (Note 15) that leases 6,490 acres to the other limited liability liability company member. The remaining lease term is for twenty-eight months with a renewal option with terms subject to mutual agreement. The primary crop grown on the farm is potatoes.

The Company manages 21 affiliated partnerships and is a general partner in 16 of them; however, its investment in and equity in their operations is not material.


9. Restricted Cash

Certain of the Company's funds are held by a bank as a restricted deposit as collateral for a related party's liability pursuant to a 1994 transaction.

It is management's belief that $391,593 of the restricted cash will become unrestricted in the year ended August 31, 1998.


Continued                            F-14

10. Bank Line of Credit

On September 18, 1996, the Company entered into an equity line of credit with a bank to provide working capital financing which matures on August 20, 2001, secured by agricultural land. The credit line is for $750,000, and bears interest at prime plus 0.75% (the bank prime was 8.50% at August 31, 1997). There was no balance available at August 31, 1997. Subsequent to year end, the line was repaid.

On May 6, 1997, the Company entered into an operating line of credit with a bank to provide farm financing. The credit line bore interest at prime plus 0.75% (the bank prime was 8.50% at August 31, 1997) and was secured by all of the Company's farm inventory, equipment, general intangibles, and crops. The line matured in September 1997 and was repaid by the Company.

The operating line of credit and the equity line of credit were both with the same bank, and they contain covenants that include minimum insurance coverage, operating ratios, restrictions on assumption of additional debt, pledging of assets, officer compensation, and prohibition of significant acquisitions of other entities and/or assets. As of December 3, 1997, the Company was in compliance with the covenants.


11. Notes Payable

Notes payable consist of the following:

Unsecured
---------
                                                   1997         1996
                                                  -------     --------
Notes payable to affiliates and other
 related parties consist of the following:

  Notes payable to affiliates, with interest
   rates of 6.00% to 12.00% per annum;
   the notes are due in December 1997 and
   December 1999.                              $2,196,027   $2,407,423

  Notes payable to an officer with an
   interest rate of 8.00% per annum.
   During the year ended August 31, 1997
   the note was paid.                               --         815,184

  Note payable to an employee, with interest
   rates of 2.70% in 1997 and 1996,
   due in November 1998.                          450,000      450,000
                                                ---------    ---------
                                                2,646,027    3,672,607

Note payable to a third party is:

  Note payable, with an interest rate of
   14.00% per annum. During the year ended
   August 31, 1997 the note was paid.               --          40,000
                                                ---------    ---------
  Total unsecured notes payable                 2,646,027    3,712,607
                                                ---------    ---------




Continued                            F-15

Collateralized
--------------
Notes payable to third parties consist of
 the following:
                                                   1997         1996
                                                  -------     --------
  Notes payable collateralized by real
   property, all with an interest rate of
   10.00% per annum. During the year ended
   August 31, 1997, the notes were paid.            --        $435,000

  Notes payable collateralized by real
   property, with an interest rate of 5.00%
   per annum, due in December 1997.            $1,102,522    2,845,500

  Notes payable, collateralized by equipment,
   with an interest rate of 10.50% per annum,
   payable in four equal annual payments with
   the final payment due in August 1999.           90,504      129,503

  Notes payable, collateralized by equipment,
   with interest rates that range from 8.25%
   to 10.75%, with monthly payments that range
   from $1,093 to $6,395.  Maturity dates range
   from December 1998 to August 2000.             851,098        --

  Notes payable, collateralized by real
   property, with an interest rate at bank
   prime plus 2.00% per annum.  Maturity dates
   range from April 1998 to August 1998.          221,028        --

  Note payable, collateralized by real
   property with an interest rate bank prime
   rate plus 1.75% per annum, due in January
   1998.                                          230,000        --

  Note payable, collateralized by real
   property at 9.25% per annum, with monthly
   payments of $2,422, with a final
   payment due in March 2000.                      87,219        --

  Note payable, collateralized by real and
   personal property with an interest rate of
   7.79% per annum; an interest only payment
   was made on October 1996, then semi-annual
   payments of principle and interest of
   $188,005 with a final payment
   due in April 2011.  The interest rate and
   the amount of the payment will be reviewed
   in April 2006 and may be adjusted per the
   terms of the loan.                           2,401,686    3,780,000

  Note payable collateralized by real property
   with an interest rate of 8.46% per annum;
   an interest only payment was made in April
   1997, then semi-annual payments of
   principal and interest of $27,178 with
   a final payment due in October 2011.
   The interest rate and the amount of the
   payment will be reviewed in October 2006
   and may be adjusted per the terms of the
   loan.                                          520,000        --

Continued                            F-16

Collateralized
--------------
                                                   1997         1996
                                                  -------     --------
  Notes payable collateralized by certain
   notes receivable, all with an interest
   rate of 13.50%. During the year ended
   August 31, 1997 the note was paid.               --        $369,000

  Notes payable collateralized by the real property of the Company and an affiliate and guaranteed by two officers of the Company, who are also the largest shareholders of the Company, several affiliates of the Company, and a subsidiary of the Company, which consist of the following:

  Note A: Interest rate of prime plus 1.00%
   (9.25% at August 31, 1997 and 1996), with
   semi-annual interest payments until March
   1998, then all unpaid interest and
   principal due in September 1998. In
   November 1997, the Company by virtue of a
   prepayment of $1,000,000 on this note
   received a $205,000 discount on Note C.     $3,900,000    3,900,000

  Note B: This is a non interest-bearing
   note with the remaining unpaid principal
   due on September 30, 1998.  The note is
   recorded at its fair value.                    733,727      734,091

  Note C: This is a non interest-bearing
   note due September 30, 1998. The note
   is recorded at its fair value.                 717,230      640,827

  Notes payable, collateralized by real
   property with an interest rate of 8.25%,
   annual principal payments of $23,087 and
   semi-annual interest payments, due in 2014.
   These notes are in default (Note 15).          620,336        --
                                               ----------   ----------
  Total collateralized notes payable           11,475,350   12,833,921
                                               ----------   ----------
  Total notes payable                          14,121,377   16,546,528
  Less: current maturities                     (3,998,128)    (964,774)
                                               ----------   ----------
  Long term portion of notes payable          $10,123,249  $15,581,754
                                               ==========   ==========


Maturities of notes payable for the fiscal years ending August 31:

                        1998                   $3,998,128
                        1999                    7,207,198
                        2000                      583,432
                        2001                      286,327
                        2002 and thereafter     2,046,292


Continued                            F-17

12. Obligations Under Capital Lease

Obligations under capital lease consist of
 the following:
                                                   1997         1996
                                                  -------     --------
  Capital lease with an effective interest
   rate of 8.75%, with monthly payments of
   $5,613, with the final payment due
   December 1998.                                 $99,948     $154,676

  Capital lease with an effective interest
   rate of 8.50%, with varying monthly
   payments throughout the lease term, with
   the final payment due September 2002.           66,325        --

  Capital leases with interest rates that
  range from 8.48% to 12.62%, with monthly
  payments that range from $924 to $5,564.
  Maturity dates range from September 2000
  to December 2001.                               597,014        --
                                                  -------      -------
  Total obligations under capital lease         $ 763,287     $154,676
                                                  =======      =======

Future minimum lease payments under capital lease at August 31, 1997 are as follows:

                        1998                     $263,696
                        1999                      243,492
                        2000                      199,967
                        2001                      164,354
                        2002                       16,986
                                                  -------
     Total minimum lease payments                 888,495
     Less: amount representing interest          (125,208)
                                                  -------
     Present value of minimum lease payments      763,287
     Less: current maturities                    (223,826)
                                                  -------
     Obligation under capital lease, long term   $539,461
                                                  =======

13. Deferred Income Taxes

The components of the provision for income taxes are as follows:

                                                   1997         1996
                                                  -------     --------
     Current tax expense:
         Federal                                 $682,199     $323,154
         State                                      2,945        2,400
                                                  -------      -------
                                                  685,144      325,554
                                                  -------      -------
     Deferred tax expense (benefit):
         Federal                                  128,655      111,727
         State                                   (184,487)       --
                                                  -------      -------
                                                  (55,832)     111,727
                                                  -------      -------
         Total provision                         $629,312     $437,281
                                                  =======      =======
Continued                            F-18

Significant components of the Company's deferred income tax assets and liabilities at August 31, 1997 and 1996 are as follows:

                                                   1997         1996
                                                  -------     --------
     Deferred income tax assets:
         Capital loss carryforward                  --         $53,048
         State tax credit carryforward           $250,462      280,265
         Other                                        816          816
                                                  -------      -------
     Total deferred income tax assets             251,278      334,129
         Valuation allowance                        --        (302,528)
                                                  -------      -------
     Net deferred income tax asset                251,278       31,601
                                                  -------      -------
     Deferred income tax liability:
         Depreciation                             122,442       45,526
         Partnership loss                         184,730      110,405
                                                  -------      -------
     Total deferred income tax liability          307,172      155,931
                                                  -------      -------
     Net deferred income tax liability            $55,894     $124,330
                                                  =======      =======

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
                                                   1997         1996
                                                  -------     --------
     Tax expense at U.S. statutory rate            34.0 %       34.0 %
     State tax provision                             -           0.1
     Tax indemnification agreement                   -         (12.8)
    (Benefit) of federal research and
       experimentation credit                      (3.1)          -
     Other                                          1.7         (1.6)
     Change in valuation allowance                (10.2)          -
                                                   ----         ----
     Effective income tax rate                     22.4%        19.7 %
                                                   ====         ====

The Company has a state tax credit carryforward of $250,462 that expires in 2010. Due to the Company's consistent earnings history, management believes the the credits will be recognized before they expire; therefore, the Company has removed the valuation allowance during 1997.

The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under the California Revenue Tax Code, the Company is offered a number of California tax benefits. For the years ended August 31, 1997 and 1996, the Company utilized the hiring tax credit and the sales and use tax credit to reduce its state tax expense.


14. Commitments

The Company has operating leases for certain of its facilities and office equipment. The Company has the option of extending their facility lease for three additional five-year terms. Future minimum lease payments at August 31, 1997 are as follows:


Continued                            F-19

                        1998                     $283,440
                        1999                      272,140
                        2000                      214,556
                        2001                      188,103
                        2002 and thereafter       231,001
                                                ---------
          Total future minimum lease payments  $1,189,240
                                                =========

Rental expense, resulting from operating lease agreements, was $291,187 and $377,801 during the years ended August 31, 1997 and 1996, respectively.

15. Acquisitions

   Land Held for Future Development
   --------------------------------
On August 31, 1997, the Company acquired approximately 600 acres of undeveloped property in Riverside County, California, from an affiliate. The Company's acquisition price, which was equal to the current fair market value of the assets, consisted of the following consideration:

      Cancellation of amounts due the Company  $7,005,304
      Assumption of affiliate debt              2,006,695
                                                ---------
                                               $9,011,999
                                                =========

When acquired and at December 3, 1997, property taxes on this property of $1,386,358 are in default as well as the notes payable (private bonds) secured by the property (Note 11).

   Debt Transaction with an Affiliate
   ----------------------------------
On September 30, 1995, the Company acquired notes receivable of $1,306,290 and assumed notes payable secured by these notes of $940,000, in exchange for a reduction in amounts due the Company by three affiliates of $189,362 and an increase in amounts due by the Company to the three affiliates of $176,708. This transaction resulted in no gain or loss to the Company.

   Real Property Transaction with an Affiliate
   -------------------------------------------
On November 30, 1995, the Company sold, in a non-monetary transaction, its San Luis Obispo, California, vineyards and a related repurchase option to an affiliate for the entity's 50% interest in PS III Farms, L.L.C., a farming operation in Oregon. The asset received was recorded at fair market value of $2,426,000 in the transaction. The transaction resulted in a gain of $830,786 and reduced advances due from an affiliate by $508,200.

16. Stock Options

Under a 1990 non qualified stock option plan, the Company granted options to purchase 2,169,201 shares of its common stock to officers and directors of the Company. Of these options, 1,260,935 were exercisable at $.33 per share. These options were granted in connection with the 1989 partnership restructuring of two of the affiliated partnerships in which the officers of the Company were general partners. These stock options were exercised at August 31, 1996 (prior to the one-for-two reverse stock split). The remaining 454,133 options are exercisable at $0.75 and $1.60 per share and expire in July 2000. These options were granted in connection with the repurchase by the Company of shares from the officers and directors.

Continued                            F-20

The Company adopted a 1994 non qualified stock option plan for Company employees and vendors which authorized the granting of options on 500,000 shares of common stock subsequently reduced to 250,000 shares upon the Company's one for two reverse stock split in February 1997. The Company granted options to purchase 247,500 shares of its common stock to several employees at a range between $1.30 and $4.00 per share. Under the plan, the options terminate when an employee leaves the Company. Options to purchase 217,500 and 87,500 shares were still outstanding at August 31, 1997 and 1996, respectively. The 1994 stock option plan options have a contractual life of ten years.

The table below summarized stock option activity over the past two years under current and prior plans:
                                  1997                     1996
                             --------------------    ---------------------
                                          Weighted                Weighted
                                           Average                 Average
                                          Exercise                Exercise
                             Shares         Price    Shares         Price
                            -------       -------- ---------      --------
Options outstanding,
  beginning of year         541,633         $1.50  1,209,601        $1.06
Options exercised           (30,000)         2.00   (630,468)        0.66
Options granted             160,000          2.50      --            --
Options forfeited             --             --      (37,500)        1.30
                            -------          ----  ---------         ----
Options outstanding,
  end of year               671,633          1.72    541,633         1.50
Option price range,
  end of year           $0.75 to $4.00            $0.75 to $1.60
Option price range
  for exercised shares        2.00                    $0.66
Options available for grant
  at end of year              2,500                  162,500
Weighted-average fair
  value of options granted    2.39                     None

Fair Value Disclosures
----------------------
                                              Weighted
                           Number of           Average          Number
                          Outstanding         Remaining       Exercisable
                          Options at         Contractual           at
     Exercise Price     August 31, 1997         Life        August 31, 1997
     --------------     ---------------      -----------    ---------------
         $0.75               31,250             3 years           31,250
         $1.60              422,883             3 years          422,883
         $1.30               87,500             7 years           87,500
         $2.00               90,000            10 years           41,250
         $4.00               40,000            10 years            --

Stock option grants are set based upon the plan. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123,"Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

Continued                            F-21

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants made in 1997 and 1996: dividend yield of zero; expected volatility of .595; risk-free interest rate of 5.65%; and expected life of 10 years.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1994. Pro form information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                                   1997         1996
                                                  -------     --------
      Net earnings, as reported                $2,176,366   $1,777,941
      Net earnings, pro forma                  $2,171,566   $1,777,941
      Earnings per share, as reported              $0.33        $0.34
      Earnings per share, pro forma                $0.33        $0.34

17. Affiliated Partnerships

The Company through 1989 syndicated more than 150 Limited Partnerships, 129 of which have now been liquidated. Management plans to liquidate the remaining partnerships over the next two fiscal years. The Company managed the remaining twenty-one and twenty-four of these partnerships in 1997 and 1996, respectively. These partnerships are involved in farming, real estate, and related agribusiness activities. Certain partnerships in prior years purchased land from the Company at the Company's basis. In certain cases, partnerships have not recorded their title to the land with the appropriate county recorder. The Company and/or certain officers of the Company are general partners in all of the partnerships. The accounting policies used by the partnerships are the same as those used by the Company. The aggregate financial data of the partnerships is as follows:

                         Balance Sheets - Unaudited

                                                August 31,   August 31,
                                                   1997         1996
                                                ----------   ----------
     Cash                                            --         $67,982
     Accounts and advances receivable           $1,782,127    1,535,464
     Notes receivable                            4,797,970    5,303,649
     Property and equipment, net                 3,366,969    3,310,948
     Investments                                20,671,096   23,500,276
     Other assets                                   29,030      551,728
                                                ----------   ----------
       Total assets                            $30,647,192  $34,270,047
                                                ==========   ==========

Continued                            F-22

                                                August 31,   August 31,
                                                   1997         1996
                                                ----------   ----------

     Accrued liabilities                        $4,105,085   $8,674,452
     Notes payable                               5,350,728    5,008,170
                                                 ---------   ----------
      Total liabilities                          9,455,813   13,682,622
     Partnership capital                        21,191,379   20,587,425
                                                ----------   ----------
     Total liabilities and
       partnership capital                     $30,647,192  $34,270,047
                                                ==========   ==========

                     Statements of Operations - Unaudited
                 for the Years Ended August 31, 1997 and 1996

                                                   1997         1996
                                                ----------   ----------
     Farm revenue                                 $181,861     $747,544
     Land sales                                  2,159,233      675,000
     Interest income                               594,119      468,029
                                                ----------    ---------
      Total revenue                              2,935,213    1,890,573
     Crop costs                                    122,985    1,224,548
     Cost of land sold                             781,902      652,449
     Interest expense                              187,530      172,569
     Management fees                             1,837,813      517,065
     Depreciation expense                           85,000      130,000
     Other operating expense                       286,633      332,780
                                                ----------    ---------
      Total expenses                             3,301,863    3,029,411
                                                 ---------    ---------
      Net loss                                   ($366,650) ($1,138,838)
                                                 =========    =========

18. Disclosures about Fair Values of Financial Instruments

The estimated fair value amounts of all financial instruments, both on and off the Company's balance sheets, have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

Cash and equivalents, accounts receivable, advances, certain other current assets, accounts payable, current maturity of long term debt, and certain other current liability amounts are reported in the balance sheets at approximate fair value due to the short term maturities of these instruments.



Continued                            F-23

Long term receivables
---------------------
The fair value is estimated by determining the net present value of anticipated future cash flows. The carrying amount on the balance sheets is less than the fair value due to the change in interest rates since the debt originated; however, management has determined there is no impairment based on payment history and other factors.

Long term debt
--------------
The fair value is estimated by determining the net present value of future payments. The carrying amount on the balance sheet exceeds the fair value of the debt due to the change in interest rates from the time the debt was incurred to the current period.

                                      1997                     1996
                               -----------------          ----------------
                            Carrying         Fair      Carrying        Fair
                             Value           Value       Value         Value
                            --------         -----     --------        -----
Current assets:
  Cash and equivalents      $179,866      $179,866   $1,087,102   $1,087,102
  Restricted cash            842,287       842,287        --           --
  Accounts receivable        431,448       431,448      288,899      288,899
  Advances and accounts
    receivable due from
    affiliates             8,064,390     8,064,390    5,337,704    5,337,704
  Notes receivable, other  1,714,680     1,714,680      352,525      352,525
  Other current assets       846,411       846,411      366,596      366,596
Other assets:
  Notes receivable:
   Affiliates                  --            --       5,691,686    5,691,686
   Other                     115,844       102,790    1,963,067    1,527,322
  Restricted cash              --            --       1,065,683    1,065,683
  Other assets               871,412       871,412      830,685      830,685

Current liabilities:
  Accounts payable         4,850,740     4,850,740      854,478      854,478
  Advances and accounts
   payable due to
   affiliates                620,000       620,000      414,530      414,530
  Notes payable            3,998,128     3,998,128      964,774      964,774
  Capitalized lease
   obligations               223,826       223,826       54,728       54,728
  Income taxes payable     1,036,400     1,036,400      337,835      337,835
  Accrued interest           377,256       377,256      518,352      518,352
Other liabilities:
 Notes payable, net of
  current portion:
  Affiliates               1,275,867     1,073,771    3,672,607    3,073,883
 Other                     8,847,382     6,990,696   11,909,147    9,784,374
 Capitalized lease
  obligations                539,461       539,461       99,948       99,948
 Other liabilities           260,729       260,729      416,768      416,768




Continued                            F-24

19. Earnings per Common Share

The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The computation takes into effect common shares issuable under the stock option plans. No effect has been given to convertible preferred stock as the market price did not exceed the liquidation value of $10 per share. The primary weighted average common and common equivalent shares, as applicable, outstanding during the years ended August 31, 1997 and 1996 were 6,519,676 and 5,178,939, respectively. The fully diluted average common and common equivalent shares, as applicable, outstanding during the years ended August
31, 1997 and 1996 were 6,536,669 and 5,240,364, respectively.


20. Stock Transactions

Series A Preferred Stock Transactions
-------------------------------------
In 1997 the Company acquired 171,983 shares of Series A Preferred Stock from several affiliates in payment of amounts due the Company of $1,719,830.

In 1997 the Company exchanged 161,052 shares of common stock to an affiliated partnership for 52,575 shares of Series A Preferred stock.

Common Stock Transactions
-------------------------
   Transactions Prior to the One for Two Reverse Stock Split
   ---------------------------------------------------------
      Shares Issued for Partnership Interests
      ---------------------------------------
      During 1996, the Company issued 4,343 shares of common stock and 10,000 shares of preferred stock to two entities to obtain partnership interests valued at $103,897. Those partnership interests were then sold to a related party at no gain or loss to the Company.

      Shares Issued Under Stock Option Plans
      --------------------------------------
      On August 31, 1996, two officers of the Company exercised options under the 1990 non qualified stock option plan to purchase 1,260,935 shares at $0.33 per share in exchange for cash of $71,294 and satisfaction of debt owed the officers of $344,815. During 1997, stock options under the 1995 non qualified stock option plan were exercised to purchase 30,000 shares for $60,000.

      Common Stock Issued Under Consulting Agreement
      ----------------------------------------------
      In 1997 the Company issued 400,000 shares of common stock to an individual under a long term consulting agreement; the shares had a fair value of $360,800 at the date of issuance.

   The Stock Split
   ---------------
      On February 21, 1997, the shareholders approved a one for two reverse stock split of the Company's common stock. Accordingly, $11,997 was transferred from common stock to paid in capital representing the par value of the shares canceled in the reverse split.


Continued                            F-25

   Transactions Subsequent to the One for Two Reverse Stock Split
   --------------------------------------------------------------

      Common Stock Issued in Exchange for Debt
      ----------------------------------------
      In 1997 the Company issued 912,622 shares of common stock in payment of debt of $3,792,678.

      Common Stock Retired
      --------------------
      In 1997 the Company acquired 200,000 shares of common stock from an affiliate which it then retired in settlement of an amount due the Company of $850,467.

      Shares Issued for Partnership Assets
      ------------------------------------
      In 1997 the Company issued 271,017 shares of common stock to affiliates to acquire partnership assets which were valued at $1,437,726. Partnership assets valued at $394,726 were then sold to a related party at no gain or loss to the Company.


21. Business Segments

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information". The Statement requires implementation for fiscal years beginning after December 15, 1997. However, while not required to, the Company has chosen early implementation. At August 31, 1997, the Company operates in three business segment areas: agribusiness, the managing and developing of real property for itself and certain of its affiliates, and biomass (which is a new segment for 1997).

The Company's agribusiness operations involve the farming of table grape vineyards and date gardens for the Company and affiliates owned properties in the Coachella Valley, California.

The Company's principal development activity currently involves management of a 1,300 lot golf course oriented residential community known as Las Palomas Country Club Estates located southeast of San Antonio, Texas. In addition, it acquired a 600 acre parcel in Riverside County California for future development.

The Company's biomass operation processes clean green waste and diverts it from the general waste stream through various distribution channels.

Income from operations consists of the excess of operating revenues over operating expenses.







Continued                            F-26

Identifiable assets by segment are those assets used in the Company's operations in each business segment.
                                                   1997         1996
                                                ----------   ----------
   Revenues
     Agribusiness                              $10,026,100   $8,662,961
     Property management and development         7,011,485    1,767,300
     Biomass                                       380,129        --
                                                ----------   ----------
       Total segments                          $17,417,714  $10,430,261
                                                ==========   ==========
   Interest income
     Agribusiness                                    --           --
     Property management and development             --           --
     Biomass                                         --           --
     Other                                        $583,398     $147,041
                                                ----------   ----------
       Total segments                              583,398        --
     Corporate                                     102,585      331,294
                                                ----------   ----------
       Total interest income                      $685,983     $478,335
                                                ==========   ==========
   Interest expense
     Agribusiness                                 $233,676     $430,061
     Property management and development           382,646      137,718
     Biomass                                        50,536        --
     Other                                           --           --
                                                ----------   ----------
       Total segments                              666,858      567,779
     Corporate                                     418,666      362,411
                                                ----------   ----------
       Total interest expense                   $1,085,524     $930,190
                                                ==========   ==========
   Depreciation, depletion, and amortization
     Agribusiness                                 $552,191     $470,714
     Property management and development             --          13,596
     Biomass                                        30,822        --
     Other                                           --           --
                                                ----------   ----------
       Total segments                             $583,013     $484,310
                                                ==========   ==========
   Operating results (Profits (loss) from
      operations)
     Agribusiness                               $1,487,781     $843,422
     Property management and development         3,004,844    1,042,630
     Biomass                                      (691,729)       --
     Other                                           --         332,932
                                                ----------   ----------
       Total segments                           $3,800,896   $2,218,984
                                                ==========   ==========
   Equity in net loss of equity investments
     Agribusiness                                    --           --
     Property management and development             --           --
     Biomass                                         --           --
     Other                                        $(34,010)    $(40,244)
                                                ----------   ----------
       Total segments                             $(34,010)    $(40,244)
                                                ==========   ==========


Continued                            F-27

                                                   1997         1996
                                                ----------   ----------
   Amount of investment in equity investments
     Agribusiness                                    --           --
     Property management and development             --           --
     Biomass                                         --           --
     Other                                      $2,455,596   $2,489,606
                                                ----------   ----------
       Total segments                           $2,455,596   $2,489,606
                                                ==========   ==========
   Segment assets
     Agribusiness                              $10,525,040  $14,842,165
     Property management and development        20,428,485    4,230,826
     Biomass                                     2,304,577        --
     Other                                       3,057,851   10,776,484
                                                ----------   ----------
       Total segments                           36,315,953   29,849,475
     Corporate                                   4,418,939    2,152,785
                                                ----------   ----------
       Total                                   $40,734,892  $32,002,260
                                                ==========   ==========
   Expenditures for additions to long-lived
    assets
     Agribusiness                               $2,914,706     $527,953
     Property management and development         9,411,999    1,518,428
     Biomass                                     2,214,355        --
     Other                                           --           --
                                                ----------   ----------
       Total segments                          $14,541,060   $2,046,381
                                                ==========   ==========


22. Subsequent Events

Establishment of a Construction Line of Credit
----------------------------------------------
In September 1997 a development subsidiary of the Company entered into a credit line to finance the construction of homes on lots the Company owns near San Antonio, Texas. The line of credit is guaranteed by the Company and two officers of the Company who are also the largest shareholders of the Company. The line of credit is for $3,000,000 with an interest rate based on the bank prime plus 1.00%. As of the date of this report, the Company has nine homes under construction using funds from the line of credit. The line of credit expires in September 1998.

Sale of Preferred Stock
-----------------------
During the first quarter of fiscal 1998, the Company sold 747,500 shares of its Series A 9% Convertible Preferred stock at $10 per share. The net proceeds of $6,802,250 were used principally to finance expansion of the agriculture and biomass segments of the Company's business, which resulted in a significant reduction in the Company's current liabilities in repayment of funds previously advancesd for expansion purposes. In conjunction with the creation, issuance, and sale of the new preferred stock, the Company and the original (old) Series A stockholders approved changing the designation of the current Series A Convertible Preferred Stock to Series B Convertible Preferred Stock and making it subordinate to the new Series A 9% Convertible Preferred Stock.



Continued                            F-28

                     Pro Forma Balance Sheet (Unaudited)


                           Balance       Proceeds from    Pro Forma Balance
                       August 31, 1997   Stock Offering    August 31, 1997
                       ---------------   --------------    ---------------
Assets:
 Current assets            $13,291,545       $6,802,250        $20,093,795
 Land held for future
   development               9,411,999                           9,411,999
 Property and equipment,
  net                       10,795,138                          10,795,138
 Contractual amounts due
  from affiliates for
  construction in progress   3,793,358                           3,793,358
 Other assets                3,442,852                           3,442,852
                            ----------                          ----------
Total assets               $40,734,892                         $47,537,142
                            ==========                          ==========
Liabilities:
 Current liabilities       $12,234,907                         $12,234,907
 Long term liabilities      10,980,149                          10,980,149
 Shareholders' equity       17,519,836        6,802,250         24,322,086
                            ----------                          ----------
Total liabilities and
 shareholders' equity      $40,734,892                         $47,537,142
                            ==========                          ==========


Acquisition of TransPacific Environmental, Inc.
----------------------------------------------
On November 25, 1997, the Company completed the acquisition of 100% of the common stock of TransPacific Environmental, Inc. ("TransPacific") in exchange for 406,109 shares of Company common stock. TransPacific is a Santa Fe Springs, California, company engaged in clean green waste processing and contract tree trimming services for municipalities. It is anticipated that the acquisition will be accounted for under the pooling of interests method.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


            Unaudited                              1997         1996
            ---------                           ----------   ----------
            Net sales                          $19,394,132  $11,246,336
            Net income                           2,138,005    1,670,826
            Earnings per share                      $0.33        $0.33

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AMCOR CAPITAL CORPORATION

Dated: December 4, 1997                  By: /S/FRED H. BEHRENS
                                         -----------------------------------
                                         Fred H. Behrens, Chairman and Chief
                                         Executive Officer



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                    Title                        Date

   /S/FRED H. BEHRENS     Chairman of the Board, Chief    December 4, 1997
   ------------------     Executive Officer and Director
   Fred H. Behrens        (principal executive officer and
                          principal accounting officer)

   /S/ROBERT A. WRIGHT    President, Chief Operating      December 5, 1997
   -------------------    Officer and Director
   Robert A. Wright

   /S/MARLENE A. TAPIE    Director                        December 4, 1997
   -------------------
   Marlene A. Tapie

   /S/DALE P. PAISLEY     Director                        December 4, 1997
   ------------------
   Dale P. Paisley

   /S/MARLIN T. McKEEVER  Director                        December 4, 1997
   ---------------------
   Marlin T. McKeever

                                EXHIBIT INDEX






      Exhibit No.                           Description


          3.5                 Certificate of Amendment of Certificate of
                              Incorporation of the Company filed with the
                              Secretary of State of Delaware on February 24,
                              1997

          3.7                 Bylaws of the Company, as amended


         21                   Subsidiaries of the Company


         27                   Financial Data Schedule


































                                 Exhibit 3.5


                          AMCOR CAPITAL CORPORATION
                          CERTIFICATE OF AMENDMENT
                                      OF
                         CERTIFICATE OF INCORPORATION


AMCOR Capital Corporation, a corporation organized and existing pursuant to the provisions and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

First: That the members of the Board of Directors of this corporation, by unanimous written consent of those members, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of this corporation:

RESOLVED, that the Certificate of Incorporation of this corporation shall be, and hereby is, amended by modifying Article 4 thereof and adding thereto
Article 13 so that, as amended, that Article 4 and Article 13 shall be, and hereby are, as follows:

4. The total number of shares of all classes of capital stock which this corporation shall have authority to issue is twenty-seven million (27,000,000) shares of par value stock; two million (2,000,000) shares of which shall be one cent ($.01) par value preferred shares and twenty-five million
(25,000,000) shares of which shall be two mills ($.002) par value common shares. All of any part of the shares of the preferred or common stock of this corporation may be issued by this corporation from time to time and for such consideration as may be determined and fixed by the Board of Directors of this corporation, as provided by law, with due regard to the interests of the existing shareholders of this corporation; and when such consideration has been received by this corporation, those shares shall be deemed fully paid and non-assessable.

The Board of Directors of this corporation is authorized, subject to limitations prescribed by law and the provisions of this article, to provide for the issuance of shares of the preferred stock of this corporation in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares of such preferred stock to be included in each such series, and to determine the designations, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof.

The authority of the Board of Directors with respect to each such series shall include, but not be limited to, determination of the following:

(a) The number of shares constituting that series and the distinctive designation of that series;

(b) The dividend rate, if any, for the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends for shares of that series;

(c) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of those voting rights;

(d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in those events as the Board of Directors shall determine;


(e) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which those shares shall be redeemable, and the amount per share payable in case of redemption, which amount may vary in different conditions and at different redemption dates;

(f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

(g) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up this corporation, and the relative rights of priority, if any, for payment of shares of that series; and

(h) Any other relative rights, preferences and limitations of that series.


13. On the addition of this article, each outstanding two (2) shares of this corporation's issued and outstanding $.002 par value common stock shall be, and hereby are, converted into one (1) share of this corporation's issued and outstanding $.002 par value common stock.

Second: The holders of a majority of the issued and outstanding shares of common stock of this corporation, which are the only shares entitled to a vote regarding the amendment specified by this Certificate, approved such amendment at the annual meeting of the shareholders of this corporation, which meeting was held on February 21, 1997.

Third: That the amendment specified by this Certificate was duly adopted in accordance with the applicable provisions of Section 242 of Title 8 of the Delaware Code of 1953.

IN WITNESS WHEREOF, AMCOR Capital Corporation has caused its corporate seal to be affixed to this Certificate, and this Certificate to be signed by Fred H.
Behrens, its Chairman of the Board, and Robin E. Swanson, its Secretary, this
21st day of February, 1997.


                                              AMCOR CAPITAL CORPORATION

                                              By: /S/FRED H. BEHRENS
                                              Fred H. Behrens,
                                               Chairman of the Board

                                              By: /S/ROBIN E. SWANSON
                                              Robin E. Swanson, Secretary













                                 Exhibit 3.7


                             AMENDED AND RESTATED
                                   BY-LAWS
                                      OF
                           AMCOR CAPITAL CORPORATION


                                  ARTICLE I

                                 STOCKHOLDERS

Section 1.1 Annual Meetings. An annual meeting of stockholders shall be held for the election of directors at such date, time and place, either within or without the State of Delaware, as may be designated by resolution of the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.

Section 1.2 Special Meetings. Special meetings of stockholders for any purpose or purposes may be called at any time by the Board of Directors, or by a committee of the Board of Directors that has been duly designated by the Board of Directors and whose powers and authority, as expressly provided in a resolution of the Board of Directors, include the power to call such meetings, but such special meetings may not be called by any other person or persons.

Section 1.3 Notice of Meetings. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given that shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the certificate of incorporation or these by-laws, the written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the corporation.

Section 1.4 Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Section 1.5 Quorum. Except as otherwise provided by law, the certificate of incorporation or these by-laws, at each meeting of stockholders the presence in person or by proxy of the holders of a majority in voting power of the outstanding shares of stock entitled to vote at the meeting shall be necessary and sufficient to constitute a quorum. In the absence of a quorum, the stockholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided in Section 1.4 of these by-laws until a quorum shall attend. Shares of its own stock belonging to the corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of the corporation or any subsidiary of the corporation to vote stock, including, but not limited to, its own stock, held by it in a fiduciary capacity.

Section 1.6 Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in his absence by a Vice President, or in the absence of the foregoing persons by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting. The chairman of the meeting shall announce at the meeting of stockholders the date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote.

Section 1.7 Voting; Proxies. Except as otherwise provided by the certificate of incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by him which has voting power upon the matter in question. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by delivering a proxy in accordance with applicable law bearing a later date to the Secretary of the corporation.
Voting at meetings of stockholders need not be by written ballot. At all meetings of stockholders for the election of directors, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. All other elections and questions shall, unless otherwise provided by law, the certificate of incorporation or these by-laws, be decided by the affirmative vote of the holders of a majority in voting power of the shares of stock which are present in person or represented by proxy at the meeting and entitled to vote thereon.

Section 1.8 Fixing Date for Determination of Stockholders of Record. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date: (a) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty nor less than ten days before the date of such meeting; (b) in the case of determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten days from the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (c) in the case of any other action, shall not be more than sixty days prior to such other action. If no record date is fixed: (i) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (ii) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action of the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation in accordance with applicable law, or, if prior action by the Board of Directors is required by law, shall be the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and (iii) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting;
provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 1.9 List of Stockholders Entitled to Vote. The Secretary shall prepare and make, at least ten days before every meeting of stockholders, a complete list of stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. Upon the willful neglect or refusal of the directors to produce such a list at any meeting for the election of directors, they shall be ineligible for election to any office at such meeting. Except as otherwise provided by law, the stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

Section 1.10 Action by Consent of Stockholders. Unless otherwise restricted by the certificate of incorporation, any action required or permitted to be taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered (by hand or by certified or registered mail, return receipt requested) to the corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of minutes of stockholders are recorded. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 1.11 Inspectors of Election. The corporation may, and shall if required by law, in advance of any meeting of stockholders, appoint one or more inspectors of election, who may be employees of the corporation, to act at the meeting or any adjournment thereof and to make a written report thereof.
The corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath to execute faithfully the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector or inspectors so appointed or designated shall
(a) ascertain the number of shares of capital stock of the corporation outstanding and the voting power of each such share, (b) determine the shares of capital stock of the corporation represented at the meeting and the validity of proxies and ballots, (c) count all votes and ballots,
(d) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (e) certify their determination of the number of shares of capital stock of the corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification and report shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any meeting of stockholders of the corporation, the inspectors may consider such information as is permitted by applicable law. No person who is a candidate for an office at an election may serve as an inspector at such election.

Section 1.12 Conduct of Meetings. The Board of Directors of the corporation may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chairman of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chairman of the meeting, may include, without limitation, the following: (a) the establishment of an agenda or order of business for the meeting; (b) rules and procedures for maintaining order at the meeting and the safety of those present;
(c) limitations on attendance at or participation in the meeting to stockholders of record of the corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine; (d) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (e) limitations on the time allotted to questions or comments by participants. Unless and to the extent determined by the Board of Directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.

                                   ARTICLE II
                               BOARD OF DIRECTORS

Section 1.13 Number; Qualifications. The authorized number of directors shall be six (6) until changed by a duly adopted amendment to this by-law. Directors need not be stockholders.

Section 1.14 Election; Resignation; Removal; Vacancies. The Board of Directors shall initially consist of the persons elected as directors by the incorporator, and each director so elected shall hold office until the first annual meeting of stockholders or until his successor is elected and qualified.
At the first annual meeting of stockholders and at each annual meeting thereafter, the stockholders shall elect directors each of whom shall hold office for a term of one year or until his successor is elected and qualified.
Any director may resign at any time upon written notice to the corporation.
Any newly created directorship or any vacancy occurring in the Board of Directors for any cause may be filled by a majority of the remaining members of the Board of Directors, although such majority is less than a quorum, or by a plurality of the votes cast at a meeting of stockholders, and each director so elected shall hold office until the expiration of the term of office of the director whom he has replaced or until his successor is elected and qualified.

Section 1.15 Regular Meetings. Regular meetings of the Board of Directors may be held at such places within or without the State of Delaware and at such times as the Board of Directors may from time to time determine, and if so determined notices thereof need not be given.

Section 1.16 Special Meetings. Special meetings of the Board of Directors may be held at any time or place within or without the State of Delaware whenever called by the President, any Vice President, the Secretary, or by any member of the Board of Directors. Notice of a special meeting of the Board of Directors shall be given by the person or persons calling the meeting at least twenty-four hours before the special meeting.

Section 1.17 Telephonic Meetings Permitted. Members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

Section 1.18 Quorum; Vote Required for Action. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business. Except in cases in which the certificate of incorporation, these by-laws or applicable law otherwise provides, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 1.19 Organization. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in their absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

Section 1.20 Informal Action by Directors. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or such committee.

                                  ARTICLE III
                                  COMMITTEES

Section 1.21 Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the corporation.
The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it.

Section 1.22 Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article II of these by-laws.

                                  ARTICLE IV
                                   OFFICERS

Section 1.23 Executive Officers; Election; Qualifications; Term of Office;
Resignation; Removal.  The Board of Directors shall elect a President, a
Secretary and a Treasurer, and it may, if it so determines, choose a Chairman of the Board and a Vice Chairman of the Board from among its members. The
Board of Directors may also choose one or more Vice Presidents, one or more
Assistant Secretaries, and one or more Assistant Treasurers. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his election, and until his successor is elected and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the corporation. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the corporation. Any number of offices may be held by the same person. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

Section 1.24 Chairman of the Board. The Chairman of the Board, if such an officer be elected, shall, if present, preside at meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time prescribed by the by-laws. If there is no President, the Chairman of the Board shall in addition be the chief executive officer of the corporation and shall have the powers and duties prescribed in Section 4.3 of this Article IV.

Section 1.25 President. Subject to such supervisory powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the President shall be the chief executive officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction, and control of the business and the officers of the corporation. He shall preside at all meetings of the stockholders and, in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board of Directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors or the by-laws.

Section 1.26 Vice President. In the absence or disability of the President, the Vice Presidents, if any, in order of their rank as fixed by the Board of Directors or, if not ranked, a Vice President designated by the Board of Directors, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors, the by-laws, the President or the Chairman of the Board.

Section 1.27 The Secretary. The Secretary shall keep or cause to be kept, at the principal executive office or such other place as the Board of Directors may direct, a book of minutes of all meetings and actions of directors, committees of directors, and stockholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meetings, and the proceedings.

The Secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the Board of Directors, a share register, or a duplicate share register, showing the names of all stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors required by the by-laws or by law to be given, and shall keep the seal of the corporation if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors, the by-laws, the President or the Chairman of the Board.

Section 1.28 Treasurer. The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

The Treasurer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, shall render to the President and directors, whenever they request it, an account of all of his transactions as Treasurer and of the financial condition of the corporation, and shall have other powers and perform such other duties as may be prescribed by the Board of Directors, the by-laws, the President or the Chairman of the Board.

                                  ARTICLE V
                                   STOCK

Section 1.29 Certificates. Every holder of stock shall be entitled to have a certificate signed by or in the name of the corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice
President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the corporation certifying the number of shares owned by him in the corporation. Any of or all the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.



Section 1.30 Lost, Stolen, or Destroyed Stock Certificates; Issuance of New
Certificates. The corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

                                  ARTICLE VI
                               INDEMNIFICATION

Section 1.31 Right to Indemnification. The corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative
(a "proceeding"), by reason of the fact that he, or a person for whom he is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise or nonprofit entity, including service with respect to employee benefit plans (an "indemnitee"), against all liability and loss suffered and expenses (including attorneys' fees) reasonably incurred by such indemnitee.

The corporation shall be required to indemnify an indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if the initiation of such proceeding (or part thereof) by the indemnitee was authorized by the Board of Directors of the corporation.

Section 1.32 Payment of Expenses.  The corporation shall pay the expenses
(including attorneys' fees) incurred by an indemnitee in defending any proceeding in advance of its final disposition; provided, however, that the payment of expenses incurred by a director or officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should be ultimately determined that the director or officer is not entitled to be indemnified under this Article VI or otherwise.

Section 1.33 Claims. If a claim for indemnification or payment of expenses under this Article VI is not paid in full within sixty days after a written claim therefor by the indemnitee has been received by the corporation, the indemnitee may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the corporation shall have the burden of proving that the indemnitee was not entitled to the requested indemnification or payment of expenses under applicable law.

Section 1.34 Nonexclusivity of Rights. The rights conferred on any person by this Article VI shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the certificate or incorporation, these by-laws, agreement, vote of stockholders or disinterested directors or otherwise.

Section 1.35 Other Indemnification. The corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, enterprise or nonprofit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust, enterprise or nonprofit enterprise.



Section 1.36 Amendment or Repeal. Any repeal or modification of the foregoing provisions of this Article VI shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

                                  ARTICLE VII
                                 MISCELLANEOUS

Section 1.37 Fiscal Year. The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

Section 1.38 Seal. The corporate seal shall have the name of the corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

Section 1.39 Waiver of Notice of Meetings of Stockholders, Directors and
Committee. Any written waiver of notice, signed by the person entitled to notice, whether before or after the time stated herein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at nor the purpose of any regular or special meeting of the stockholders, or members of a committee of directors need be specified in any written waiver of notice.

Section 1.40 Interested Directors: Quorum. No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (a) the material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum;
or (b) the material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders: or (c) the contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.
Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

Section 1.41 Form of Records. Any records maintained by the corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time.



Section 1.42 Amendment of By-Laws. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the Board of Directors, when such power is conferred upon the Board of Directors by the certificate of incorporation, at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting.
If the power to adopt, amend or repeal by-laws is conferred upon the Board of Directors by the certificate of incorporation it shall not divest or limit the power of the stockholders to adopt, amend or repeal by-laws.

















































                           CERTIFICATE OF SECRETARY


I HEREBY CERTIFY that I am the duly elected, qualified and acting Secretary of AMCOR CAPITAL CORPORATION and that the above and foregoing Amended and Restated By-laws are a true and correct copy of the By-laws of said corporation as adopted pursuant to an Action by Unanimous Written Consent of Directors dated effective as of September 1, 1994, and amended on February 21, 1997 pursuant to an Action by Unanimous Written Consent of Directors and a vote of the corporation's stockholders.


IN WITNESS WHEREOF, I have hereunto set my hand effective as of this 26th day of November, 1997.

                                                 /S/ ROBIN SWANSON
                                                 -----------------
                                                 Robin Swanson, Secretary












































                                  Exhibit 21


                          Subsidiaries of the Company




AMCOR Biomass Farms LLC, a California limited liability company
AMCOR Builders LLC, a California limited liability company
AMCOR Properties, Inc., a California corporation
Las Palomas Country Club Estates LLC, a California limited liability company
Sun Goddess Farms, Inc., a California corporation










































