Form 10QSB
period 1997-11-30
AMCOR CAPITAL CORP
filed 1998-01-14
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                 FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended November 30, 1997.


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

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,578,819 on January 14, 1998.

                    PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



Introduction

     The consolidated financial statements have been prepared by AMCOR Capital Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended August 31, 1997. The financial information presented reflects all adjust-ments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     November 30, 1997 and August 31, 1997

                            (Amounts in thousands)


                                                 November 30,
                                                     1997        August 31,
                                                 (Unaudited)        1997
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash and short-term investments                     $ 875          $ 180
  Restricted cash                                       473            842
  Accounts receivable, prepaids
     and accrued interest                               483            431
  Notes receivable                                      292          1,715
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              7,629          8,064
  Inventories                                         2,618          1,213
  Other current assets                                  574            847
                                                 -----------     ----------
     Total current assets                            12,944         13,292

Land held for future development                      9,517          9,412

Property and equipment, net                          14,158         10,795

Contractual advances due from affiliates
  for construction in progress                        4,225          3,793

Notes receivable, other                                 136            116

Customer lists and other intangibles                  2,401            -

Investments                                           2,496          2,456

Other assets                                            883            871
                                                 -----------     ----------
  Total assets                                    $  46,760      $  40,735
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                    November 30, 1997 and August 31, 1997

                            (Amounts in thousands)

                                                 November 30,
                                                    1997          August 31,
                                                 (Unaudited)         1997
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   3,807        $ 4,850
  Due to affiliates                                     395            620
  Lines of credit                                       -            1,129
  Notes payable, affiliates                           1,370          1,370
  Notes payable, other                                2,545          2,628
  Accrued interest                                      439            377
  Income taxes payable                                  704          1,037
  Capitalized lease obligation                          220            224
                                                 -----------     ----------
   Total current liabilities                          9,480         12,235

Deferred income taxes                                   128             57
Notes and loans payable, net of current portion:
  Affiliates                                          1 276          1,276
  Other                                               9,547          8,847
Capitalized lease obligation, net of
  current portion                                       481            539
Other liabilities                                       158            261
                                                 -----------     ----------
   Total liabilities                                 21,070         23,215

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)                   -              -
  Series A 9% Convertible Preferred Stock
   ($0.01 par value; 812,500 authorized,
   747,500 shares issued and outstanding
   at November 30, 1997)                                  7            -
  Series B Convertible Preferred Stock
   ($.01 par value; 750,000 shares authorized,
   404,414  shares issued and outstanding at
   November 30 and August 31, 1997,
   respectively)                                          4              4
  Common stock ($.002 par value; 25,000,000 and
   15,000,000 shares authorized; and 7,578,819
   and 7,172,710 shares issued and outstanding
   at November 30, and August 31, 1997)                  15             14
  Paid-in capital                                    22,420         14,242
  Accumulated earnings                                3,244          3,260
                                                 -----------     ----------
    Total shareholders' equity                       25,690         17,520
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                       $   46,760      $  40,735
                                                 ===========     ==========



        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
            For the three months ended November 30, 1997 and the
                    three months ended November 30, 1996
                                 (Unaudited)

                 (Amounts in thousands, except per share data)

                                                     1997           1996
                                                 -----------     ----------
Revenues:
  Crop sales and other farm income                    $ 307            -
  Management, lease income, and other
    fees from affiliates                                301         $1,001
  Other income                                           32              6
                                                 -----------     ----------
                                                        640          1,007
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  102            -
  Other operating expenses                              576            297
  Wages and salaries                                    234            113
                                                 -----------     ----------
                                                        912            410
                                                 -----------     ----------
Income (loss) from operations                          (272)           597

Other income and expense:
  Interest income                                        25            213
  Interest expense                                      (71)          (272)
                                                 -----------     ----------
                                                        (46)           (59)
                                                 -----------     ----------
Income before extraordinary item
  and income taxes                                     (318)           538

Provision for income taxes                             (134)            93
                                                 -----------     ----------
Income (loss) before extraordinary item                (184)           445

Extraordinary item - gain on reduction of
   debt (net of income tax of $203)                     280            -
                                                 -----------     ----------
Net income                                             $ 96           $445
                                                 ===========     ==========

Earnings (loss) per common share,
   share equivalent basic:
   Loss before extraordinary item                    $(0.02)        $ 0.07
   Extraordinary item                                  0.03           -
                                                 -----------     ----------
   Net income                                        $ 0.01         $ 0.07
                                                 ===========     ==========

Earnings (loss) per common share,
  share equivalent diluted:
   Loss before extraordinary item                    $(0.02)        $ 0.06
   Extraordinary item                                  0.03           -
                                                 -----------     ----------
   Net income                                        $ 0.01         $ 0.06
                                                 ===========     ==========

        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the three months ended November 30, 1997 and the year
                             ended August 31, 1997
                                  (Unaudited)



                                   Series A        Series B
                                  Preferred       Preferred        Common
                                    Shares          Shares         Shares
                                 -----------     -----------     ----------

Balance, August 31, 1996              -             628,972      11,596,566
  Net income                          -                 -               -
  Shares issued under consul-
   ting agreement                     -                 -           400,000
  One-for-two reverse stock
   split (including effect of
   fractional shares)                 -                 -        (5,998,547)
  Shares issued upon exercise
   of options                         -                 -            30,000
  Shares issued in acqui-
   sition of partnership assets       -                 -           271,017
  Shares issued in payment
   for debt                           -                 -           912,622
  Preferred stock retired as
   payment of receivable              -            (171,983)            -
  Common stock retired as
   payment of receivable              -                 -          (200,000)
  Exchange of preferred stock
   for common stock                   -             (52,575)        161,052
  Preferred stock dividends,
   accrued                            -                 -               -
                                  --------       -----------     ----------
Balance, August 31, 1997              -             404,414       7,172,710
  Net income                          -                 -               -
  Preferred stock issuance         747,500              -               -
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                               -                 -           406,109
  Preferred stock dividends,
   accrued                            -                 -               -
                                  --------       -----------     ----------
Balance, November 30, 1997         747,500          404,414       7,578,819
                                  ========       ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
           For the three months ended November 30, 1997 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)
                                      ----------- Par Value ----------
                                   Series A        Series B
                                  Preferred       Preferred        Common
                                    Stock           Stock          Stock
                                 -----------     -----------     ----------
Balance, August 31, 1996              -                $  6            $ 24
  Net income                          -                 -               -
  Shares issued under consul-
   ting agreement                     -                 -                 1
  One-for-two reverse stock
   split (including effect of
   fractional shares)                 -                 -               (12)
  Shares issued upon exercise
   of options                         -                 -               -
  Shares issued in acqui-
   sition of partnership assets       -                 -               -
  Shares issued in payment
   for debt                           -                 -                 2
  Preferred stock retired as
   payment of receivable              -                  (2)            -
  Common stock retired as
   payment of receivable              -                 -                (1)
  Exchange of preferred stock
   for common stock                   -                 -               -
  Preferred stock dividends,
   accrued                            -                 -               -
                                 ---------       -----------     ----------
Balance, August 31, 1997              -                   4              14
  Net income                          -                 -               -
  Preferred stock issuance             $ 7              -               -
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                               -                 -                 1
  Preferred stock dividends,
   accrued                            -                 -               -
                                 ---------       -----------     ----------
Balance, November 30, 1997             $ 7              $ 4            $ 15
                                 =========       ===========     ==========














        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
           For the three months ended November 30, 1997 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)



                                   Par Value
                                    Paid in      Accumulated       Total
                                    Capital       Earnings         Equity
                                   ---------     -----------     ----------
Balance, August 31, 1996           $11,150           $1,454         $12,634
  Net income                           -              2,176           2,175
  Shares issued under consul-
   ting agreement                      360              -               360
  One-for-two reverse stock
   split (including effect of
   fractional shares)                   12              -               -
  Shares issued upon exercise
   of options                           60              -                60
  Shares issued in acqui-
   sition of partnership assets      1,437              -             1,438
  Shares issued in payment
   for debt                          3,791              -             3,793
  Preferred stock retired as
   payment of receivable            (1,718)             -            (1,720)
  Common stock retired as
   payment of receivable              (850)             -              (850)
  Exchange of preferred stock
   for common stock                    -               (370)           (370)
  Preferred stock dividends,
   accrued                             -                -               -
                                 ---------       -----------     ----------
Balance, August 31, 1997            14,242            3,260          17,520
  Net income                           -                 96              96
  Preferred stock issuance           6,148              -             6,155
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                              2,030              -             2,031
  Preferred stock dividends,
   accrued                            -                (112)           (112)
                                 ---------       -----------     ----------
Balance, November 30, 1997         $22,420           $3,244         $25,690
                                 =========       ===========     ==========














        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the three months ended November 30, 1997 and the
                        three months ended November 30, 1996
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1997           1996
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (4,821)      $ (1,184)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                1,403             66
 Purchases of property and equipment                   (105)           -
 Advances due from affiliated partnerships
  for contractual construction in progress             (432)        (1,150)
 Restricted cash                                        369            612
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                         1,235           (472)
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Proceeds from notes, loans, leases and
  advances payable                                      467          1,165
 Repayments of notes and advances payable            (2,341)           (80)
 Issuance of stock                                    6,155            -
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         4,281          1,085
                                                 -----------     ----------

 Net increase/(decrease) in cash                        695           (571)

Cash at beginning of period                             180          1,087
                                                 -----------     ----------
Cash at end of period                                 $ 875          $ 516
                                                 ===========     ==========










       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the three months ended November 30, 1997 and the
                        three months ended November 30, 1996
                                 (Unaudited)

                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1997           1996
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                              $62           $179



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1997           1996
                                                 -----------     ----------

Accrual of dividends on preferred stock
        Liabilities incurred                           $112            $93
        Reduction in retained earnings                 (112)           (93)

Acquisition of TransPacific Environmental, Inc.
        Increase in accounts receivable                 196            -
        Reduction in prepaid expenses                  (350)           -
        Property, plant and equipment acquired          500            -
        Customer lists and other intangibles
         acquired                                     2,401            -
        Increase in other assets                          1            -
        Liabilities incurred                           (612)           -
        Notes payable assumed                          (105)           -
        Common stock issued                          (2,031)           -

Acquisition of land and vineyards
        Reduction in affiliate receivable            (1,245)           -
        Land and vineyards acquired                   3,028            -
        Notes payable assumed                        (1,783)           -












       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              November 30, 1997


1. Income (loss) Per Common Share

   Basic and diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The computation takes into effect common shares issuable under stock option plans. The basic weighted average common and common equivalent shares, as applicable, outstanding during the three months ended November 30, 1997 and 1996, was 7,578,819 and 6,059,709, respectively. The diluted average common and common equivalent shares, as applicable, outstanding during the three months ended November 30, 1997 and 1996, was 7,578,819 and 6,271,000,
   respectively.

2. Advances Due from Affiliated Partnerships and Advances Due to Affiliated Partnerships

   Advances due from affiliated partnerships consist of:

      1. Farming costs incurred by the Company on behalf of various partnerships whose farm properties are located in the Coachella Valley, California, with repayment anticipated from crop sales, and

      2. Management and development fees charged by the Company to various partnerships in California and Texas for the management of the partnerships' assets and the development of their properties with repayment anticipated from crop sales, lot sales, and the disposal of other assets, and

      3. Development costs advanced by the Company on behalf of various partnerships for a residential development in Texas.

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

      2. Costs associated with construction-in-progress of certain residential structures at the Company's Texas development property.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                 November 30,    August 31,
                                                     1997           1997
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard and date development costs         $ 7,902       $ 5,294
        Vehicles and equipment                        5,667         3,406
        Office furniture and equipment                   74            51
        Leasehold improvements                           61            61
        Buildings                                       302           302
                                                    -------        ------
                                                     14,006         9,114
        Less: accumulated depreciation               (3,807)       (2,088)
                                                    -------        ------
                                                     10,199         7,026
        Land                                          3,959         3,769
                                                     ------        ------
                                                    $14,158       $10,795
                                                     ======        ======

   Vehicles and equipment reported under capital lease at November 30, 1997, was $924,640 with accumulated depreciation of $67,731. Depreciation expense related to the capital leases was $12,231 for the three months ended November 30, 1997.

5. Investments

                                                 November 30,    August 31,
                                                     1997           1997
                                                 ----------      ----------
                                                   (Amounts in thousands)

     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting                         $ 2,509       $ 2,456
                                                     ======        ======


   The Company is a general partner in a number of the affiliated partnerships, for which its investment and equity in operations is not material.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:



                                                 November 30,    August 31,
                                                     1997           1997
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense:
             Federal                                  $ 58           $682
             State                                       2           $  3

     Deferred:
             Federal                                    (5)           128
             State                                      14           (184)
                                                   --------      --------
             Total provision                          $ 69           $629
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at November 30, 1997 are as follows:
                                         (Amounts in thousands)

             1998                                 $     283
             1999                                       272
             2000                                       215
             2001                                       188
             2002 and thereafter                        231
                                                   --------
             Total future minimum
                lease payments                    $   1,189
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                  Three Months Ended           Year Ended
                                  November 30, 1997         August 31, 1997
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period           671,639     $1.72        541,633     $1.06
   Options exercised                  -          -          (30,000)     2.00
   Options granted                    -          -          160,000      2.50
   Options forfeited                  -          -             -          -
                                 ---------                ---------
   Options outstanding,
     end of period                 671,639      1.72        671,633      1.72
   Option price range,
     end of period            $0.75 to $4.00           $0.75 to $4.00
   Option price range
     for exercised shares             -                    $2.00

   Options available for grant
     at end of year                  2,500                    2,500

   Weighted-average fair
     value of options granted         -                    $2.39



   The following table summarizes information about fixed-price stock options outstanding at November 30, 1997:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price            November 30, 1997     Life      November 30, 1997
   --------------             ---------------   -----------   --------------
       $0.75                        31,250        3 years           31,250
       $1.60                       422,883        3 years          422,883
       $1.30                        87,500        7 years           87,500
       $2.00                        90,000       10 years           41,250
       $4.00                        40,000       10 years             -

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended November 30, 1997: dividend yield of zero; expected volatility of .6542; risk-free interest rate of 6.04%; and expected life of 10 years. There were no options granted in the three months ended November 30, 1997.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the three months ended November 30, 1997 and year ended August 31, 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                          Three Months Ended   Year Ended
                                          November 30, 1997   August 31, 1997
                                           ----------------    ----------
        Net earnings, as reported                 $96,000      $2,176,366

        Net earnings, pro forma                   $89,880      $2,171,566

        Earnings per share, as reported             $0.01           $0.33

        Earnings per share, pro forma               $0.01           $0.33

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



9.  Sale of Preferred Stock

   During the first quarter of fiscal year 1998, the Company sold 747,500 shares of its Series A 9% Convertible Preferred Stock at $10 per share.
The net proceeds of $6,802,250 (before expenses related to the offering) were used principally to finance expansion of the agriculture and biomass segments of the Company's business, which resulted in a significant reduction in the Company's current liabilities in repayment of funds previously advanced for expansion purposes. In conjunction with the creation, issuance, and sale of the new preferred stock, the Company and the original Series A stockholders approved changing the designation of the prior Series A Convertible Preferred Stock to Series B Convertible Preferred Stock and making it subordinate to the new Series A 9% Convertible Preferred Stock.


10.  Acquisition of TransPacific Environmental, Inc.

     On November 25, 1997, the Company completed the purchase of the assets of TransPacific Environmental, Inc. ("TransPacific"). TransPacific is a Santa Fe Springs, California company engaged in clean green waste processing and contract tree trimming services for municipalities. The assets of TransPacific were acquired for cash, 406,109 shares of the Company's common stock, and the assumption of certain liabilities of TransPacific.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                                   OVERVIEW

As outlined below, the Company's overall financial condition as compared to August 31, 1997, has improved considerably. Total assets have increased 15% to $46.8 million, due primarily to the funding in September of 747,500 shares of Series A Convertible Preferred Stock, which netted $6.2 million (after all expenses related to the offering) proceeds, and the $2.5 million purchase in November of TransPacific Environmental, Inc. This resulted in shareholders' equity increasing 47% to $25.7 million.

The Company's current ratio increased to 1.37 at November 30, 1997, from 1.09 at August 31, 1997, primarily due to the reduction of debt from the proceeds of the preferred stock offering.


                            RESULTS OF OPERATIONS

                                   Revenues

The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services),
(ii) management/development fees for real estate development-land partnerships, and (iii) the processing and recycling of "clean green" biomass.
 For the three-months ended November 30, 1997, revenues were down from the comparable 1996 quarter, mainly due to decreased management and development fees related to the Las Palomas subdivision located southeast of San Antonio, Texas, as this project's initial development phase is nearing completion.


                       Crop Sales and Other Farm Income

The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During a typical season, the table grape processing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically approximates $2 million. The Company expects its crop sales to continue to increase as additional properties are acquired and/or developed by the Company.

Crop sales and other farm income was $307,000 for the three-months ended November 30, 1997, as compared to no revenues for the comparable three-months ended November 30, 1996, due to revenues received from date properties acquired earlier in the year from affiliates. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.


                          Management and Other Fees

The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships. This source will continue to decrease as additional partnership terminations are completed. The accounting fees generally range from $5,000 to $10,000 per year per partnership.

Management and other fee income decreased by $700,000, or 70%, from the comparable three- month period ended November 30, 1996, due to the completion of a development contract related to the Las Palomas subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas. Subsequent fee income from this project will be contingent on development of future phases of Las Palomas.

California development activity as the real estate market continues its expected recovery.


                        Operating Costs and Expenses

The Company's total operating costs and expenses increased 122% to $912,000 from $410,000 for the three-months ended November 30, 1997, and 1996, respectively. These costs and expenses include, among others, corporate overhead expenses, biomass processing costs, farming costs and cost of crops sold and depreciation expenses.


                    Farming Costs and Cost of Crops Sold

Farming costs and costs of crops sold were $102,000 as compared to no revenues for the three-month period ended November 30, 1996, due to costs related to date operations acquired during the year.


                           Other Operating Expenses

Other operating expenses increased $279,000 (94%) to $576,000 for the three-months ended November 30, 1997, as compared to the prior comparable three-months, due to increased legal, accounting, and other administrative expenses related primarily to the Company's preferred stock offering, and for biomass and transition costs related to the acquisition of TransPacific Environmental, Inc.


                           Income from Operations

The Company posted an operating loss of $272,000 for the three-months ended November 30, 1997, as compared to operating income of $597,000 for the comparable prior period, primarily from the $1 million decreased management and development fee income related to the completion of the initial development phase of the Las Palomas project.


                               Interest Income

The Company generates interest income from notes receivables from certain related partnerships, affiliates and third parties. This income decreased 88% for the three-months ended November 30, 1997, due primarily to the acquisition in the fourth quarter of fiscal 1997 of a 600-acre development parcel from an affiliate in exchange for a $5.7 million note receivable due the Company and assumed debt.


                              Interest Expense

Interest expense decreased 73% in the three-months ended November 30, 1997, due primarily from debt retired from proceeds of the preferred stock offering, and from the capitalization of interest cost related to the development of a 600-acre parcel in Southern California.


                             Extraordinary Item

The Company realized a $483,000 discount ($280,000 net of tax benefit) on a note in consideration for agreeing to prepay a $3.9 million note, prior to its maturity date.

                       Liquidity and Capital Resources

The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) profitable agricultural operations plus potential new revenues from real estate and biomass activities, (iv) the proceeds from its preferred stock offering, and (v) disposal of marginal or non-producing assets. The Company anticipates that with the Company's December 1997 listing on the Nasdaq Stock Market this should provide access to additional capital markets. All of these changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

Moreover, long and short term liquidity are expected to continue to improve due to: (i) the Company having entered into financing arrangements that have provided for substantially all agricultural and farming costs related to the 1996 harvest, and (ii) the generation of new revenues from the acquisition of TransPacific Environmental, Inc., and from real estate sales, particularly should the California market continue its recovery. and (ii) the generation of new revenues from the acquisition of TransPacific Environmental, Inc., and from real estate sales, particularly should the California market continue its recovery.

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

              Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits

                     27 Financial Data Schedule

              (b)  Reports on Form 8-K:

                     Form 8-K, dated October 21, 1997, as filed with the Commission on October 27, 1997, reporting on Item 5 (Other Events) in connection with the Company's offering and sale of its Series A 9% Convertible Preferred Stock.


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 14, 1998                        AMCOR CAPITAL CORPORATION


                                      /S/FRED H. BEHRENS
                                         Fred H. Behrens, Chairman and
                                         Principal Executive and
                                         Financial Officer