Form 10QSB
period 1998-02-28
AMCOR CAPITAL CORP
filed 1998-04-15
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                 FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended February 28, 1998.


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

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,616,632 on April 14, 1998.

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



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     February 28, 1998 and August 31, 1997

                            (Amounts in thousands)


                                                 February 28,
                                                     1998        August 31,
                                                 (Unaudited)        1997
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash and short-term investments                   $ 1,206          $ 180
  Restricted cash                                       399            842
  Accounts receivable, prepaids
     and accrued interest                               652            431
  Notes receivable                                      408          1,715
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              5,225          8,064
  Inventories                                         4,162          1,213
  Other current assets                                  595            847
                                                 -----------     ----------
     Total current assets                            12,647         13,292

Land held for future development                      9,659          9,412

Property and equipment, net                          12,780         10,795

Contractual advances due from affiliates
  for construction in progress                        4,755          3,793

Notes receivable, other                                 -              116

Customer lists and other intangibles                  2,549            -

Investments                                           2,452          2,456

Other assets                                            361            871
                                                 -----------     ----------
  Total assets                                     $ 45,203       $ 40,735
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                    February 28, 1998 and August 31, 1997

                            (Amounts in thousands)

                                                 February 28,
                                                    1998          August 31,
                                                 (Unaudited)         1997
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 4,471        $ 4,850
  Due to affiliates                                     696            620
  Lines of credit                                       349          1,129
  Notes payable, affiliates                           1,741          1,370
  Notes payable, other                                5,692          2,628
  Accrued interest                                      669            377
  Income taxes payable                                  706          1,037
  Capitalized lease obligation                          220            224
                                                 -----------     ----------
   Total current liabilities                         14,544         12,235

Deferred income taxes                                   131             57
Notes and loans payable, net of current portion:
  Affiliates                                            826          1,276
  Other                                               7,596          8,847
Capitalized lease obligation, net of
  current portion                                       448            539
Other liabilities                                       211            261
                                                 -----------     ----------
   Total liabilities                                 23,756         23,215

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)                   -              -
  Series A 9% Convertible Preferred Stock
   ($0.01 par value; 812,500 authorized,
   747,500 shares issued and outstanding
   at February 28, 1998)                                  7            -
  Series B Convertible Preferred Stock
   ($.01 par value; 750,000 shares authorized,
   no shares outstanding at February 28, 1998
   and 404,414 shares outstanding at August 31,
   1997)                                                -                4
  Common stock ($.002 par value; 25,000,000 and
   15,000,000 shares authorized; and 7,616,632
   and 7,172,710 shares issued and outstanding
   at February 28, 1998 and August 31, 1997)             15             14
  Paid-in capital                                    18,437         14,242
  Accumulated earnings                                3,048          3,260
  Less Treasury Stock, at cost                          (60)           -
                                                 -----------     ----------
    Total shareholders' equity                       21,447         17,520
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                         $ 45,203       $ 40,735
                                                 ===========     ==========

        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              For the six months ended February 28, 1998 and 1997

                                  (Unaudited)

                 (Amounts in thousands, except per share data)


                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                   $ 411        $   -
  Management and other fees from affiliates           1,511          1,672
  Other operating revenues                              567             73
                                                 -----------     ----------
                                                      2,489          1,745
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  186            -
  Other operating expenses                            1,629            494
  Wages and salaries                                    423            306
                                                 -----------     ----------
                                                      2,238            800
                                                 -----------     ----------
Income from operations                                  251            945

Other income and expense:
  Loss on sale of assets                               (278)           -
  Loss on investee                                      (45)           -
  Interest income                                       145            432
  Interest expense                                     (216)          (344)
                                                 -----------     ----------
                                                       (394)            88
                                                 -----------     ----------
Income (loss) before extraordinary item
   and income taxes                                    (143)         1,033

Provision for income taxes                              (60)           356
                                                 -----------     ----------
Income (loss) before extraordinary item                 (83)           677

Extraordinary item - gain on reduction of
   debt (net of income tax of $203)                     280            -
                                                 -----------     ----------
Net income                                        $     197         $  677
                                                 ===========     ==========


Earnings per common share,
  share equivalent basic:
  Earnings before extraordinary item                     -           $0.11
  Extraordinary item                                  $0.01             -

Earnings per common share,
  share equivalent diluted:
  Loss before extraordinary item                         -            0.11
  Extraordinary item                                  $0.01             -



        The accompanying notes are an integral part of the consolidated financial statements.



                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
            For the three months ended February 28, 1998 and 1997

                                 (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                   $ 104            -
  Management and other fees from affiliates           1,210          $ 671
  Other operating revenues                              535             67
                                                 -----------     ----------
                                                      1,849            738
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   84            -
  Other operating expenses                            1,053            197
  Wages and salaries                                    189            193
                                                 -----------     ----------
                                                      1,326            390
                                                 -----------     ----------
Income from operations                                  523            348

Other income and expense:
  Loss on sale of assets                               (278)           -
  Loss on investee                                      (45)           -
  Interest income                                       120            219
  Interest expense                                     (145)           (72)
                                                 -----------     ----------
                                                       (348)           147
                                                 -----------     ----------
Income before income taxes                              175            495

Provision for income taxes                               74            263
                                                 -----------     ----------
Net income                                        $     101         $  232
                                                 ===========     ==========





Earnings per common share,                            $0           $0.03
  share equivalent basic

Earnings per common share,
  share equivalent diluted                            $0           $0.03



        The accompanying notes are an integral part of the consolidated financial statements.




                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the six months ended February 28, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)




                                                  Series A        Series B
                                                  Preferred       Preferred
                                                   Shares          Shares
                                                 -----------     ----------
Balance, August 31, 1996                                -          628,972
  Net income                                            -              -
  Shares issued under consulting agreement              -              -
  One-for-two reverse stock split
   (including effect of fractional shares)              -              -
  Shares issued upon exercise of options                -              -
  Shares issued in acquisition of
   partnership assets                                   -              -
  Shares issued in payment for debt                     -              -
  Preferred stock retired as
   payment of receivable                                -         (171,983)
  Common stock retired as
   payment of receivable                                -              -
  Exchange of preferred stock
   for common stock                                     -          (52,575)
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1997                                -          404,414

  Net income                                            -              -
  Preferred stock issuance                          747,500            -
  Shares issued to acquire
   TransPacific Environmental, Inc.                     -              -
  Preferred stock dividends, accrued                    -              -
  Preferred stock exchanged
   for affiliate receivable                             -         (404,414)
  Additional shares issued related to
   debt retired in prior year                           -              -
  Shares issued upon exercise of options                -              -
  Treasury shares purchased                             -              -
                                                 ----------      ----------
Balance, February 28, 1998                         747,500             -
                                                 ==========      ==========









        The accompanying notes are an integral part of the consolidated financial statements.




                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the six months ended February 28, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)




                                                   Common         Treasury
                                                   Shares          Shares
                                                 -----------     ----------
Balance, August 31, 1996                         11,596,566            -
  Net income                                            -              -
  Shares issued under consulting agreement          400,000            -
  One-for-two reverse stock split
   (including effect of fractional shares)       (5,998,547)           -
  Shares issued upon exercise of options             30,000            -
  Shares issued in acquisition of
   partnership assets                               271,017            -
  Shares issued in payment for debt                 912,622            -
  Preferred stock retired as
   payment of receivable                           (171,983)           -
  Common stock retired as
   payment of receivable                           (200,000)           -
  Exchange of preferred stock
   for common stock                                 161,052            -
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1997                          7,172,710            -

  Net income                                            -              -
  Preferred stock issuance                              -              -
  Shares issued to acquire
   TransPacific Environmental, Inc.                 406,109            -
  Preferred stock dividends, accrued                    -              -
  Preferred stock exchanged
   for affiliate receivable                             -              -
  Additional shares issued related to
   debt retired in prior year                         6,563            -
  Shares issued upon exercise of options             31,250            -
  Treasury shares purchased                             -          (12,500)
                                                 -----------     ----------
Balance, February 28, 1998                        7,616,632        (12,500)
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
            For the six months ended February 28, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)
                                      ----------- Par Value ----------
                                   Series A        Series B
                                  Preferred       Preferred        Common
                                    Stock           Stock          Stock
                                 -----------     -----------     ----------
Balance, August 31, 1996              -                $  6            $ 24
  Net income                          -                 -               -
  Shares issued under consul-
   ting agreement                     -                 -                 1
  One-for-two reverse stock
   split (including effect of
   fractional shares)                 -                 -               (12)
  Shares issued upon exercise
   of options                         -                 -               -
  Shares issued in acqui-
   sition of partnership assets       -                 -               -
  Shares issued in payment
   for debt                           -                 -                 2
  Preferred stock retired as
   payment of receivable              -                  (2)            -
  Common stock retired as
   payment of receivable              -                 -                (1)
  Exchange of preferred stock
   for common stock                   -                 -               -
  Preferred stock dividends,
   accrued                            -                 -               -
                                 ---------       -----------     ----------
Balance, August 31, 1997              -                   4              14
  Net income                          -                 -               -
  Preferred stock issuance             $ 7              -               -
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                               -                 -                 1
  Preferred stock dividends,
   accrued                            -                 -               -
  Preferred stock exchanged
   for affiliate receivable                              (4)
                                 ---------       -----------     ----------
Balance, February 28, 1998             $ 7              -              $ 15
                                 =========       ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
            For the six months ended February 28, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)


                                Par Value
                                  Paid in   Accumulated     Treasury      Total
                                  Capital     Earnings       Stock       Equity
                                  -------   -----------     --------   ---------
Balance, August 31, 1996         $ 11,150       $1,454           -       $12,634
  Net income                          -          2,176           -         2,175
  Shares issued under consul-
   ting agreement                     360          -             -           360
  One-for-two reverse stock
   split (including effect of
   fractional shares)                  12          -             -           -
  Shares issued upon exercise
   of options                          60          -             -            60
  Shares issued in acqui-
   sition of partnership assets     1,437          -             -         1,438
  Shares issued in payment
   for debt                         3,791          -             -         3,793
  Preferred stock retired as
   payment of receivable           (1,718)         -             -        (1,720)
  Common stock retired as
   payment of receivable             (850)         -             -          (850)
  Exchange of preferred stock
   for common stock                    -          (370)          -          (370)
  Preferred stock dividends,
   accrued                             -           -             -           -
                                  -------     ---------    ---------   ---------
Balance, August 31, 1997           14,242        3,260           -        17,520
  Net income                          -            197           -           197
  Preferred stock issuance          6,142          -             -         6,149
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                             2,030          -             -         2,031
  Preferred stock dividends,
   accrued                            -           (409)          -          (409)
  Preferred stock exchanged
   for affiliate receivable        (4,040)         -             -        (4,044)
  Shares issued upon exercise
   of options                          63          -             -            63
  Treasury shares purchased           -            -             (60)        (60)
                                 --------      ---------   ---------   ---------
Balance, February 28, 1998       $ 18,437        $ 3,048        ($60)   $ 21,447
                                 ========      =========   =========   =========




        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the six months ended February 28, 1998 and
                              February 28, 1997
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1998           1997
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (5,179)      $ (2,298)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                1,423            367
 Purchases of property and equipment                   (285)        (1,359)
 Sales of property and equipment                      1,253            -
 Advances due from affiliated partnerships
  for contractual construction in progress             (962)          (340)
 Restricted cash                                        443            612
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                         1,872           (720)
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Proceeds from notes, loans, leases and
  advances payable                                    1,042          2,307
 Repayments of notes and advances payable            (2,861)           -
 Issuance of stock                                    6,212             51
 Purchase of treasury shares                            (60)           -
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         4,333          2,358
                                                 -----------     ----------

 Net increase/(decrease) in cash                      1,026           (660)

Cash at beginning of period                             180          1,087
                                                 -----------     ----------
Cash at end of period                               $ 1,206          $ 427
                                                 ===========     ==========










       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the six months ended February 28, 1998 and
                              February 28, 1997
                                 (Unaudited)

                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1998           1997
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                            $ 503          $ 306
 Preferred dividends                                   168            -
 Income taxes                                          330            -



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1998           1997
                                                 -----------     ----------

Accrual of dividends on preferred stock
        Liabilities incurred                          $ 241          $ 186
        Reduction in retained earnings                 (241)          (186)

Acquisition of TransPacific Environmental, Inc.
        Increase in accounts receivable                 196            -
        Reduction in prepaid expenses                  (350)           -
        Property, plant and equipment acquired          500            -
        Customer lists and other intangibles
         acquired                                     2,549            -
        Increase in other assets                          1            -
        Liabilities incurred                           (760)           -
        Notes payable assumed                          (105)           -
        Common stock issued                          (2,031)           -

Acquisition of land and vineyards
        Reduction in affiliate receivable            (1,245)           -
        Land and vineyards acquired                   3,028            -
        Notes payable assumed                        (1,783)           -

Exchange of preferred stock for affiliate
   receivable
        Advances and accounts receivable due from
          affiliated partnerships                    (4,173)           -
        Accrued dividends - preferred stock            (129)           -
        Series B Preferred Stock                         (4)           -
        Paid in capital                              (4,040)           -












       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              February 28, 1998

1. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                 For the Six Months Ended February 28, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Income from continuing
       operations               $ 197,000
     Less preferred stock
       dividends                 (409,074)
                                ---------
     Income available to
       common stockholders
       - basic earnings per
         share                          0        7,277,388           $ 0
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          453,998
                                ---------       ----------
     Income available to
       common stockholders
       - diluted earnings
         per share                    $ 0        7,731,387           $ 0
                                =========       ==========       =========

                                For the Three Months Ended February 28, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Income from continuing
       operations               $ 101,000
     Less preferred stock
       dividends                 (409,074)
                                ---------
     Income available to
       common stockholders
       - basic earnings per
         share                          0        7,277,388           $ 0
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          453,998
                                ---------       ----------
     Income available to
       common stockholders
       - diluted earnings
         per share                    $ 0        7,731,387           $ 0
                                =========       ==========       =========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



1. Income (loss) Per Common Share, Continued

   During 1998, the Company had 747,500 shares of Series A convertible preferred stock (entitled to a 9% per share cumulative dividend) and 404,414 shares of Series B convertible preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock. The convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. The Series A convertible preferred stock was still outstanding at February 28, 1998.

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

   Advances due to affiliated partnerships consist primarily of receipts of crop sales exceeding advances for farming costs on behalf of various partnerships. These amounts are not collateralized and are due on demand.

3. Inventories

   Inventories consist of:

      1. Growing crops which represent the incurred costs of growing farm products on the Company's own behalf, such as chemicals and certain other farming supplies.

      2. Costs associated with construction-in-progress of certain residential structures at the Company's Texas development property.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                 February 28,    August 31,
                                                     1998           1997
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard and date development costs         $ 4,330       $ 5,294
        Vehicles and equipment                        8,210         3,406
        Office furniture and equipment                   74            51
        Leasehold improvements                           61            61
        Buildings                                       302           302
                                                    -------        ------
                                                     12,977         9,114
        Less: accumulated depreciation               (3,676)       (2,088)
                                                    -------        ------
                                                      9,301         7,026
        Land                                          3,479         3,769
                                                     ------        ------
                                                    $12,780       $10,795
                                                     ======        ======

   Vehicles and equipment reported under capital lease at February 28, 1998, was $924,640 with accumulated depreciation of $76,854. Depreciation expense related to the capital leases was $24,462 for the six months ended
   February 28, 1998.

5. Investments

                                                 February 28,    August 31,
                                                     1998           1997
                                                 ----------      ----------
                                                   (Amounts in thousands)

     Investments consists of the
       following:

     Investment in P.S. III Farms,
       L.L.C. utilizing the equity
       method of accounting                         $ 2,452       $ 2,456
                                                     ======        ======


   The Company is a general partner in a number of the affiliated partnerships, for which its investment and equity in operations is not material.

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:



                                                 February 28,    August 31,
                                                     1998           1997
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense:
             Federal                                  $ 58           $682
             State                                       2           $  3

     Deferred:
             Federal                                    53            128
             State                                      30           (184)
                                                   --------      --------
             Total provision                          $143           $629
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at February 28, 1998 are as follows:
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
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                  Six Months Ended            Year Ended
                                  February 28, 1998         August 31, 1997
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period           671,633     $1.72        541,633     $1.06
   Options exercised               (31,250)      -          (30,000)     2.00
   Options granted                 260,000       -          160,000      2.50
   Options forfeited               (10,000)      -             -          -
                                 ---------                ---------
   Options outstanding,
     end of period                 890,383      1.72        671,633      1.72
   Option price range,
     end of period            $0.75 to $5.00           $0.75 to $4.00
   Option price range
     for exercised shares         $2.00                    $2.00

   Options available for grant
     at end of period              452,500                    2,500

   Weighted-average fair
     value of options granted        $1.47                 $2.39



   The following table summarizes information about fixed-price stock options outstanding at February 28, 1998:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price            February 28, 1998     Life      February 28, 1998
   --------------             ---------------   -----------   --------------
       $0.75                        31,250        3 years           31,250
       $1.60                       422,883        3 years          422,883
       $1.30                        87,500        7 years           87,500
       $2.00                        58,750        9 years           23,500
       $4.00                        30,000        9 years            6,000
       $4.28                        10,000       10 years              -
       $4.75                       100,000       10 years              -
       $5.00                       150,000       10 years              -

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended February 28, 1998: dividend yield of zero; expected volatility of .440; risk-free interest rate of 5.57%; and expected life of 10 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the six months ended February 28, 1998 and year ended August 31, 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                           Six Months Ended    Year Ended
                                          February 28, 1998   August 31, 1997
                                           ----------------    ----------
        Net earnings, as reported                $197,000      $2,176,366

        Net earnings (loss), pro forma          ($185,000)     $2,171,566

        Earnings per share, as reported             $0.01           $0.33

        Earnings (loss) per share, pro forma       ($0.02)          $0.33

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                                   OVERVIEW

  As outlined below, the Company's overall financial condition, as compared to August 31, 1997, has improved. Total assets have increased 9.5% to $44.6 million, due principally to three events: (i) the funding in September 1997 of 747,500 shares of Series A Convertible Preferred Stock, which netted $6.2 million of proceeds (after all expenses related to the offering), (ii) the $2.5 million purchase in November 1997 of TransPacific Environmental, Inc. ("TransPacific"), and (iii) the retirement of $4 million of Series B Preferred Stock during the second quarter. The net effect of these three events resulted in shareholders' equity increasing 22% to $21.4 million.

The Company's current ratio decreased to .87 at February 28, 1998, from 1.09 at August 31, 1997, primarily due to approximately $4.3 million of long term debt, which matures September 30, 1998, being classified as current. The Company is in the process of refinancing this debt, after which the current ratio will improve considerably. During the third fiscal quarter the Company expects to close a $2.4 million agricultural land sale and complete a $3,150,000 real estate financing, which will further enhance working capital.


                             RESULTS OF OPERATIONS

Revenues

  The Company's revenues are derived principally from the following three sources: (i) farming operations (including packing and cold storage services),
(ii) management/development fees for real estate development-land partnerships, and (iii) municipal tree maintenance contracts and related processing and recycling of "clean green" biomass. For the six-months ended February 28, 1998, revenues were up 43% from the comparable 1997 period, mainly due to revenues from biomass activities reflecting the operations of TransPacific, since the date of acquisition.

                       Crop Sales and Other Farm Income

  The Company generates fees and profits from its table grape and date opera-tions, both from third parties and its affiliates. During past seasons, the table grape processing facility (which is leased to the Company) processes approximately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically approximates $2 million. In future years, the Company expects its crop sales to continue to increase as additional properties are acquired and/or developed by the Company, although for the current fiscal year these revenues will be lower due to the sale of some marginally profitable acreage, for which replacement vineyards will most likely not be acquired until the next fiscal year.


  Crop sales and other farm income was $411,000 for the six-months ended February 28, 1998, as compared to no revenues for the comparable six-months ended February 28, 1997, due to revenues received from date properties acquired earlier in the year from affiliates. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.

                              Management and Other Fees

  The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships. This source will continue to decrease as additional partnership terminations are completed.
The accounting fees generally range from $5,000 to $10,000 per year per partnership.

  Management and other fee income decreased by $161,000, or 10%, from the comparable six-month period ended February 28, 1997, due to the substantial completion of the first phase of a development contract related to the Las Palomas subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas. Subsequent fee income from this project will be contingent on development of future phases of Las Palomas and from California development activity, assuming the real estate market continues its expected recovery.


                          Operating Costs and Expenses

  The Company's total operating costs and expenses increased by $1.4 million (180%) for the six-months ended February 28, 1998, as compared to the prior comparable six-months, primarily due to operating and start-up costs related to the acquisition of TransPacific, from date operating costs which were nonexistent in the prior period, and from increased administrative costs related primarily to the Company's preferred stock offering.


                             Income from Operations

  The Company posed operating income of $251,000 for the six-months ended February 28, 1998, as compared to $945,000 for the comparable prior period, primarily due to substantially higher operating costs related to the TransPacific acquisition and related "El Nino" losses, which caused interruption and delays in municipal contract and related green waste operations.


                         Gain (Loss) on Sale of Assets

  The Company realized a non-recurring $278,000 loss on the $2 million sale during the second fiscal quarter, of a vineyard property that was only marginally profitable and had an uncertain water supply. The loss primarily represents unreimbursed farming costs and certain deferred maintenance costs incurred to consummate the sale. As a result of this liquidation, future farming/operating costs are expected to be substantially lower.


                                Interest Income

  The Company generates interest income from notes and advances receivable from certain related partnerships, affiliates and third parties. This income decreased $287,000 (66%) for the six-months ended February 28, 1998, due primarily to the acquisition in the fourth quarter of fiscal 1997 of a 600-acre development parcel from an affiliate in exchange for a $5.7 million note receivable which was due the Company, including assumed debt.


                              Interest Expense

  Interest expense decreased 37% in the six-months ended February 28, 1998, due primarily from debt retired from proceeds of the preferred stock offering, and from the capitalization of interest cost related to the development of a 600-acre parcel in Southern California.

                            Extraordinary Item

  The Company realized a $483,000 discount ($280,000 net of tax benefit) of a note in consideration for agreeing to prepay a $3.9 million note, prior to its maturity date).


                       Liquidity and Capital Resources

  The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) profitable agricultural operations plus potential new revenues from real estate and biomass activities, (iv) the proceeds from its preferred stock offering, and (v) disposal of marginal or non-producing assets. The Company anticipates that with its December 1997 listing on the Nasdaq Stock market this should provide access to additional capital markets. All of these changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

  Moreover, long and short term liquidity are expected to continue to improve due to: (i) the Company having entered into satisfactory financing arrangements to fund substantially all agricultural and farming costs related to the 1998 harvest, and (ii) the generation of new revenues from the acquisition of TransPacific and from real estate sales, particularly should the California market continue its current recovery.

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

                    3.7 Bylaws of the Company, amendment

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



Date: April 14, 1998                        AMCOR CAPITAL CORPORATION


                                      /S/EUGENE W. TIDGEWELL
                                         Eugene W. Tidgewell,
                                         Chief Financial Officer

                                 Exhibit 3.7

                             AMENDMENT TO BYLAWS
                                      OF
                           AMCOR CAPITAL CORPORATION


     By written consent of the Board of Directors of Amcor Capital Corporation, a Delaware corporation (the "Corporation"), and in accordance with Article II of the Corporation's Bylaws, Article II, Section 2.1 of the Corporation's Bylaws has been amended effective as of December 12, 1997 to read in its entirety as follows:

        Section 2.1 Number; Qualifications. The authorized number of directors shall be seven (7) until changed by a duly adopted amendment to this by-law. Directors need not be stockholders.



     The remainder of the Corporation's Bylaws remain in full force and effect.

                             CERTIFICATE OF SECRETARY


The undersigned certifies that:


     (1) The undersigned is the duly elected and acting Secretary of AMCOR Capital Corporation, a Delaware corporation
          (the "Corporation"); and

     (2) The foregoing Amendment to Bylaws constitutes the Amendment to Bylaws of said corporation as duly adopted and approved by Written Consent of the Board of the Board of Directors of the Corporation dated December 12, 1997.

     IN WITNESS WHEREOF, I ave hereunto subscribed my name as of the 2nd day of April, 1998.


                                              /S/ ROBIN E. SWANSON
                                              --------------------
                                              Robin E. Swanson,
                                              Secretary