Form 10QSB/A
period 1998-02-28
AMCOR CAPITAL CORP
filed 1998-05-28
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                             FORM 10-QSB/A No. 1



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended February 28, 1998.


                       Commission File Number   0-17594


                          AMCOR CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                               33-0329559
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      52300 ENTERPRISE WAY, COACHELLA, CALIFORNIA         92236
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

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,616,632 on May 27, 1998.

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


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
              For the six months ended February 28, 1998 and 1997

                                  (Unaudited)

                 (Amounts in thousands, except per share data)

                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                   $ 411        $   -
  Management and other fees from affiliates           1,511          1,672
  Other operating revenues                              567             73
                                                 -----------     ----------
                                                      2,489          1,745
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  186            -
  Other operating expenses                            1,629            494
  Wages and salaries                                    423            306
                                                 -----------     ----------
                                                      2,238            800
                                                 -----------     ----------
Income from operations                                  251            945
Other income and expense:
  Loss on sale of assets                               (278)           -
  Loss on investee                                      (45)           -
  Interest income                                       145            432
  Interest expense                                     (216)          (344)
                                                 -----------     ----------
                                                       (394)            88
                                                 -----------     ----------
Income (loss) before extraordinary item
   and income taxes                                    (143)         1,033
Provision for income taxes                              (60)           356
                                                 -----------     ----------
Income (loss) before extraordinary item                 (83)           677
Extraordinary item - gain on reduction of
   debt (net of income tax of $203)                     280            -
                                                 -----------     ----------
Net income                                              197            677
Less preferred stock dividends                         (409)             0
                                                 -----------     ----------
Net income(loss) available to common
   shareholders                                      ($ 212)        $  677
                                                 ===========     ==========


Earnings(loss) per common share,
  share equivalent basic:
  Earnings(loss) before extraordinary item           ($0.07)         $0.11
  Extraordinary item                                   0.04             -
                                                 -----------     ----------
  Net earnings(loss)                                 ($0.03)         $0.11
                                                 ===========     ==========



                                   Continued



                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS, Continued
              For the six months ended February 28, 1998 and 1997

                                  (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------


Earnings(loss) per common share,
  share equivalent diluted:
  Earnings(loss) before extraordinary item           ($0.07)          0.11
  Extraordinary item                                   0.04             -
                                                 -----------     ----------
  Net earnings(loss)                                 ($0.03)         $0.11
                                                 ===========     ==========



Shares used in per share calculation:
  Basic                                           7,277,388       6,231,288
                                                  =========       =========

  Diluted                                         7,731,386       6,396,842
                                                  =========       =========



























        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
            For the three months ended February 28, 1998 and 1997
                                 (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                   $ 104            -
  Management and other fees from affiliates           1,210          $ 671
  Other operating revenues                              535             67
                                                 -----------     ----------
                                                      1,849            738
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                   84            -
  Other operating expenses                            1,053            197
  Wages and salaries                                    189            193
                                                 -----------     ----------
                                                      1,326            390
                                                 -----------     ----------
Income from operations                                  523            348

Other income and expense:
  Loss on sale of assets                               (278)           -
  Loss on investee                                      (45)           -
  Interest income                                       120            219
  Interest expense                                     (145)           (72)
                                                 -----------     ----------
                                                       (348)           147
                                                 -----------     ----------
Income before income taxes                              175            495

Provision for income taxes                               74            263
                                                 -----------     ----------
Net income                                              101            232
Less preferred stock dividends                         (409)             0
                                                 -----------     ----------
Net income(loss) available to common
   shareholders                                      ($ 308)         $ 232
                                                 ===========     ==========

Earnings(loss) per common share,
  share equivalent basic                             ($0.04)          $0.03

Earnings(loss) per common share,
  share equivalent diluted                           ($0.04)          $0.03


Shares used in per share calculation:
  Basic                                           7,277,388      12,119,417
                                                  =========      ==========
  Diluted                                         7,731,386      12,542,000
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

                           AMCOR CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              February 28, 1998

1. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                 For the Six Months Ended February 28, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Income from continuing
       operations               $ 197,000
     Less preferred stock
       dividends                 (409,074)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (212,074)       7,277,388         ($0.03)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          453,998
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              ($212,074)       7,731,386         ($0.03)
                                =========       ==========       =========

                                For the Three Months Ended February 28, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Income from continuing
       operations               $ 101,000
     Less preferred stock
       dividends                 (409,074)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (308,074)       7,277,388         ($0.04)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          453,998
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              ($308,074)       7,731,386         ($0.04)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                                   OVERVIEW

  As outlined below, the Company's overall financial condition, as compared to August 31, 1997, has improved. Total assets have increased 9.5% to $45.2 million, due principally to three events: (i) the funding in September 1997 of 747,500 shares of Series A Convertible Preferred Stock, which netted $6.2 million of proceeds (after all expenses related to the offering), (ii) the $2.5 million purchase in November 1997 of TransPacific Environmental, Inc. ("TransPacific"), and (iii) the retirement of $4 million of Series B Preferred Stock during the second quarter. The net effect of these three events resulted in shareholders' equity increasing 22% to $21.4 million.

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



Date: May 28, 1998                       AMCOR CAPITAL CORPORATION


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