Form 10QSB
period 1998-05-31
AMCOR CAPITAL CORP
filed 1998-07-16
CIK 831002

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                 FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended May 31, 1998.


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

                            Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,619,323 on July 15, 1998.

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



                           AMCOR CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        May 31, 1998 and August 31, 1997

                            (Amounts in thousands)


                                                   May 31,
                                                    1998         August 31,
                                                 (Unaudited)        1997
                                                 -----------     ----------
                                 A S S E T S
Current assets:
  Cash and short-term investments                   $ 1,599          $ 180
  Restricted cash                                       350            842
  Accounts receivable, prepaids
     and accrued interest                               636            431
  Notes receivable                                      109          1,715
  Advances and accounts receivable due
     from affiliated partnerships for farming
     and land management                              5,767          8,064
  Inventories                                         5,752          1,213
  Other current assets                                  560            847
                                                 -----------     ----------
     Total current assets                            14,773         13,292

Land held for future development                      9,949          9,412

Property and equipment, net                          13,654         10,795

Contractual advances due from affiliates
  for construction in progress                        4,921          3,793

Notes receivable, other                                 -              116

Customer lists and other intangibles                  2,558            -

Investments                                           2,452          2,456

Other assets                                            368            871
                                                 -----------     ----------
  Total assets                                     $ 48,675       $ 40,735
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET, CONTINUED
                       May 31, 1998 and August 31, 1997

                            (Amounts in thousands)

                                                   May 31,
                                                    1998          August 31,
                                                 (Unaudited)         1997
                                                 -----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 3,206        $ 4,850
  Due to affiliates                                     655            620
  Lines of credit                                     3,250          1,129
  Notes payable, affiliates                           1,741          1,370
  Notes payable, other                                8,986          2,628
  Accrued interest                                      991            377
  Income taxes payable                                  798          1,037
  Capitalized lease obligation                          220            224
                                                 -----------     ----------
   Total current liabilities                         19,847         12,235

Deferred income taxes                                   105             57
Notes and loans payable, net of current portion:
  Affiliates                                            826          1,276
  Other                                               6,748          8,847
Capitalized lease obligation, net of
  current portion                                       348            539
Other liabilities                                        92            261
                                                 -----------     ----------
   Total liabilities                                 27,966         23,215

Shareholders' equity:
  Preferred stock (1,250,000 shares
   authorized, no shares outstanding)                   -              -
  Series A 9% Convertible Preferred Stock
   ($0.01 par value; 812,500 authorized,
   747,500 shares issued and outstanding
   at May 31, 1998)                                       7            -
  Series B Convertible Preferred Stock
   ($.01 par value; 750,000 shares authorized,
   no shares outstanding at May 31, 1998
   and 404,414 shares outstanding at August 31,
   1997)                                                -                4
  Common stock ($.002 par value; 25,000,000 and
   15,000,000 shares authorized; and 7,619,323
   and 7,172,710 shares issued and outstanding
   at May 31, 1998 and August 31, 1997)                  15             14
  Paid-in capital                                    18,448         14,242
  Accumulated earnings                                2,357          3,260
  Less Treasury Stock, at cost                         (118)           -
                                                 -----------     ----------
    Total shareholders' equity                       20,709         17,520
                                                 -----------     ----------
    Total liabilities and
      shareholders' equity                         $ 48,675       $ 40,735
                                                 ===========     ==========

        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                For the nine months ended May 31, 1998 and 1997

                                  (Unaudited)

                 (Amounts in thousands, except per share data)

                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                   $ 411        $ 3,482
  Management and other fees from affiliates           1,800          1,845
  Other operating revenues                            1,263            225
                                                 -----------     ----------
                                                      3,474          5,552
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  186          2,181
  Other operating expenses                            2,953            709
  Wages and salaries                                    606            504
                                                 -----------     ----------
                                                      3,745          3,394
                                                 -----------     ----------
Income (loss) from operations                          (271)         2,158
Other income and expense:
  Loss on sale of assets                               (323)           -
  Loss on investee                                      (45)           -
  Interest income                                       253            591
  Interest expense                                     (414)          (720)
                                                 -----------     ----------
                                                       (529)          (129)
                                                 -----------     ----------
Income (loss) before extraordinary item
   and income taxes                                    (800)         2,029
Provision (benefit) for income taxes                   (287)           547
                                                 -----------     ----------
Income (loss) before extraordinary item                (513)         1,482
Extraordinary item - gain on reduction of
   debt (net of income tax of $96)                      187            -
                                                 -----------     ----------
Net income (loss)                                      (326)         1,482
Less preferred stock dividends                         (577)             0
                                                 -----------     ----------
Net income (loss) available to common
   shareholders                                      ($ 903)        $1,482
                                                 ===========     ==========


Earnings(loss) per common share,
  share equivalent basic:
  Earnings(loss) before extraordinary item           ($0.14)         $0.21
  Extraordinary item                                   0.02             -
                                                 -----------     ----------
  Net earnings(loss)                                 ($0.12)         $0.21
                                                 ===========     ==========



                                   Continued



                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS, Continued
                For the nine months ended May 31, 1998 and 1997

                                  (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------


Earnings(loss) per common share,
  share equivalent diluted:
  Earnings(loss) before extraordinary item           ($0.14)          0.20
  Extraordinary item                                   0.02             -
                                                 -----------     ----------
  Net earnings(loss)                                 ($0.12)         $0.20
                                                 ===========     ==========



Shares used in per share calculation:
  Basic                                           7,388,593       6,231,288
                                                  =========       =========

  Diluted                                         7,813,948       6,396,842
                                                  =========       =========



























        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended May 31, 1998 and 1997
                                 (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------
Revenues:
  Crop sales and other farm revenue                     -          $ 3,332
  Management and other fees from affiliates         $   289            323
  Other operating revenues                              696            152
                                                 -----------     ----------
                                                        985          3,807
                                                 -----------     ----------
Operating costs and expenses:
  Farming costs and cost of crops sold                  -            2,181
  Other operating expenses                            1,324            215
  Wages and salaries                                    183            198
                                                 -----------     ----------
                                                      1,507          2,594
                                                 -----------     ----------
Income (loss) from operations                          (522)         1,213

Other income and expense:
  Loss on sale of assets                                (45)           -
  Loss on investee                                      -              -
  Interest income                                       108            159
  Interest expense                                     (198)          (376)
                                                 -----------     ----------
                                                       (135)          (217)
                                                 -----------     ----------
Income (loss) before extraordinary item
   and income taxes                                    (657)           996

Provision (benefit) for income taxes                   (227)           191
                                                 -----------     ----------
Income (loss) before extraordinary item                (430)           805
Extraordinary item - gain on reduction of
   debt                                                 (93)           -
                                                 -----------     ----------
Net income (loss)                                      (523)           805
Less preferred stock dividends                         (168)           -
                                                 -----------     ----------
Net income (loss) available to common
   shareholders                                      ($ 691)         $ 805
                                                 ===========     ==========

Earnings(loss) per common share,
  share equivalent basic:
  Earnings(loss) before extraordinary item           ($0.08)         $0.11
  Extraordinary item                                  (0.01)          -
                                                     -------         -----
  Net earnings(loss)                                 ($0.09)         $0.11
                                                     =======         =====

                                  Continued

                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS, Continued
                For the three months ended May 31, 1998 and 1997
                                 (Unaudited)

                 (Amounts in thousands, except per share data)



                                                     1998           1997
                                                 -----------     ----------


Earnings(loss) per common share,
  share equivalent diluted:
  Earnings(loss) before extraordinary item           ($0.08)         $0.11
  Extraordinary item                                  (0.01)          -
                                                     -------         -----
  Net earnings(loss)                                 ($0.09)         $0.11
                                                     =======         =====
Shares used in per share calculation:
  Basic                                           7,388,593       7,012,754
                                                  =========      ==========
  Diluted                                         7,813,948       7,157,702
                                                  =========      ==========

























        The accompanying notes are an integral part of the consolidated financial statements.




                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             For the nine months ended May 31, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)




                                                  Series A        Series B
                                                  Preferred       Preferred
                                                   Shares          Shares
                                                 -----------     ----------
Balance, August 31, 1996                                -          628,972
  Net income                                            -              -
  Shares issued under consulting agreement              -              -
  One-for-two reverse stock split
   (including effect of fractional shares)              -              -
  Shares issued upon exercise of options                -              -
  Shares issued in acquisition of
   partnership assets                                   -              -
  Shares issued in payment for debt                     -              -
  Preferred stock retired as
   payment of receivable                                -         (171,983)
  Common stock retired as
   payment of receivable                                -              -
  Exchange of preferred stock
   for common stock                                     -          (52,575)
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1997                                -          404,414

  Net income (loss)                                     -              -
  Preferred stock issuance                          747,500            -
  Shares issued to acquire
   TransPacific Environmental, Inc.                     -              -
  Preferred stock dividends, accrued                    -              -
  Preferred stock exchanged
   for affiliate receivable                             -         (404,414)
  Additional shares issued related to
   debt retired in prior year                           -              -
  Shares issued upon exercise of options                -              -
  Treasury shares purchased                             -              -
                                                 ----------      ----------
Balance, May 31, 1998                              747,500             -
                                                 ==========      ==========









        The accompanying notes are an integral part of the consolidated financial statements.




                           AMCOR CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             For the nine months ended May 31, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)




                                                   Common         Treasury
                                                   Shares          Shares
                                                 -----------     ----------
Balance, August 31, 1996                         11,596,566            -
  Net income                                            -              -
  Shares issued under consulting agreement          400,000            -
  One-for-two reverse stock split
   (including effect of fractional shares)       (5,998,547)           -
  Shares issued upon exercise of options             30,000            -
  Shares issued in acquisition of
   partnership assets                               271,017            -
  Shares issued in payment for debt                 912,622            -
  Preferred stock retired as
   payment of receivable                                -              -
  Common stock retired as
   payment of receivable                           (200,000)           -
  Exchange of preferred stock
   for common stock                                 161,052            -
  Preferred stock dividends, accrued                    -              -
                                                 -----------     ----------
Balance, August 31, 1997                          7,172,710            -

  Net income (loss)                                     -              -
  Preferred stock issuance                              -              -
  Shares issued to acquire
   TransPacific Environmental, Inc.                 406,109            -
  Preferred stock dividends, accrued                    -              -
  Preferred stock exchanged
   for affiliate receivable                             -              -
  Additional shares issued related to
   debt retired in prior year                         9,254            -
  Shares issued upon exercise of options             31,250            -
  Treasury shares purchased                             -          (24,020)
                                                 -----------     ----------
Balance, May 31, 1998                             7,619,323        (24,020)
                                                 ===========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
              For the nine months ended May 31, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)
                                      ----------- Par Value ----------
                                   Series A        Series B
                                  Preferred       Preferred        Common
                                    Stock           Stock          Stock
                                 -----------     -----------     ----------
Balance, August 31, 1996              -                $  6            $ 24
  Net income                          -                 -               -
  Shares issued under consul-
   ting agreement                     -                 -                 1
  One-for-two reverse stock
   split (including effect of
   fractional shares)                 -                 -               (12)
  Shares issued upon exercise
   of options                         -                 -               -
  Shares issued in acqui-
   sition of partnership assets       -                 -               -
  Shares issued in payment
   for debt                           -                 -                 2
  Preferred stock retired as
   payment of receivable              -                  (2)            -
  Common stock retired as
   payment of receivable              -                 -                (1)
  Exchange of preferred stock
   for common stock                   -                 -               -
  Preferred stock dividends,
   accrued                            -                 -               -
                                 ---------       -----------     ----------
Balance, August 31, 1997              -                   4              14
  Net income (loss)                   -                 -               -
  Preferred stock issuance             $ 7              -               -
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                               -                 -                 1
  Preferred stock dividends,
   accrued                            -                 -               -
  Preferred stock exchanged
   for affiliate receivable           -                  (4)            -
  Additional shares issued
   related to debt retired in
   prior year                         -                 -               -
  Shares issued upon exercise
   of options                         -                 -               -
  Treasury shares purchased           -                 -               -
                                 ---------       -----------     ----------
Balance, May 31, 1998                  $ 7              -              $ 15
                                 =========       ===========     ==========







        The accompanying notes are an integral part of the consolidated financial statements.


                           AMCOR CAPITAL CORPORATION
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
              For the nine months ended May 31, 1998 and the year
                             ended August 31, 1997
                                  (Unaudited)

                            (Amounts in thousands)


                                Par Value
                                  Paid in   Accumulated     Treasury      Total
                                  Capital     Earnings       Stock       Equity
                                  -------   -----------     --------   ---------
Balance, August 31, 1996         $ 11,150       $1,454           -       $12,634
  Net income                          -          2,176           -         2,175
  Shares issued under consul-
   ting agreement                     360          -             -           360
  One-for-two reverse stock
   split (including effect of
   fractional shares)                  12          -             -           -
  Shares issued upon exercise
   of options                          60          -             -            60
  Shares issued in acqui-
   sition of partnership assets     1,437          -             -         1,438
  Shares issued in payment
   for debt                         3,791          -             -         3,793
  Preferred stock retired as
   payment of receivable           (1,718)         -             -        (1,720)
  Common stock retired as
   payment of receivable             (850)         -             -          (850)
  Exchange of preferred stock
   for common stock                    -          (370)          -          (370)
  Preferred stock dividends,
   accrued                             -           -             -           -
                                  -------     ---------    ---------   ---------
Balance, August 31, 1997           14,242        3,260           -        17,520
  Net income (loss)                   -           (326)          -          (326)
  Preferred stock issuance          6,142          -             -         6,149
  Shares issued to acquire
   TransPacific Environmental,
   Inc.                             2,030          -             -         2,031
  Preferred stock dividends,
   accrued                            -           (577)          -          (577)
  Preferred stock exchanged
   for affiliate receivable        (4,040)         -             -        (4,044)
  Additional shares issued
   related to debt retired in
   prior year                          11          -             -            11
  Shares issued upon exercise
   of options                          63          -             -            63
  Treasury shares purchased           -            -            (118)       (118)
                                 --------      ---------   ---------   ---------
Balance, May 31, 1998            $ 18,448        $ 2,357       ($118)   $ 20,709
                                 ========      =========   =========   =========




        The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the nine months ended May 31, 1998 and 1997
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                            (Amounts in thousands)

                                                     1998           1997
                                                 -----------     ----------
Cash flows provided (used) in operating
  activities                                       $ (6,537)      $ (3,032)
                                                 -----------     ----------
Cash flows provided (used) in investing
  activities:
 Payments received on notes receivable                1,722            -
 Purchases of property and equipment                 (1,040)        (1,876)
 Sales of property and equipment                      1,407            -
 Advances due from affiliated partnerships
  for contractual construction in progress           (1,876)          (743)
 Restricted cash                                        443            612
                                                 -----------     ----------
 Net cash provided (used) for investing
   activities                                           656         (2,007)
                                                 -----------     ----------
Cash flows provided (used) in financing
  activities:
 Proceeds from notes, loans, leases and
  advances payable                                    5,639          4,332
 Repayments of notes and advances payable            (4,433)           (38)
 Issuance of stock                                    6,212             61
 Purchase of treasury shares                           (118)           -
                                                 -----------     ----------
 Net cash provided (used) in financing
   activities                                         7,300          4,355
                                                 -----------     ----------

 Net increase/(decrease) in cash                      1,419           (684)

Cash at beginning of period                             180          1,087
                                                 -----------     ----------
Cash at end of period                               $ 1,599          $ 403
                                                 ===========     ==========










       The accompanying notes are an integral part of the consolidated financial statements.


                          AMCOR CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended May 31, 1998 and 1997

                                 (Unaudited)
                            (Amounts in thousands)

               Supplemental Disclosure of Cash Flow Information
                                                     1998           1997
                                                 -----------     ----------
Cash paid during the period for:
 Interest                                            $ 598          $ 389
 Preferred dividends                                   336            -
 Income taxes                                          330            -



    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                     1998           1997
                                                 -----------     ----------

Accrual of dividends on preferred stock
        Liabilities incurred                          $ 241          $ 279
        Reduction in retained earnings                 (241)          (279)

Acquisition of TransPacific Environmental, Inc.
        Increase in accounts receivable                 196            -
        Reduction in prepaid expenses                  (350)           -
        Property, plant and equipment acquired          500            -
        Customer lists and other intangibles
         acquired                                     2,549            -
        Increase in other assets                          1            -
        Liabilities incurred                           (760)           -
        Notes payable assumed                          (105)           -
        Common stock issued                          (2,031)           -

Acquisition of land and vineyards
        Reduction in affiliate receivable            (1,245)           -
        Land and vineyards acquired                   3,028            -
        Notes payable assumed                        (1,783)           -

Exchange of preferred stock for affiliate
   receivable
        Advances and accounts receivable due from
          affiliated partnerships                     4,173            -
        Accrued dividends - preferred stock            (129)           -
        Series B Preferred Stock                         (4)           -
        Paid in capital                              (4,040)           -

Satisfaction of debt through stock issuance
   Liabilities satisfied                                -           $1,869
   Stock subscribed                                     -           (1,869)

Acquisition of partnership assets
   Land and date gardens acquired                       -            1,143
   Stock subscribed                                     -           (1,143)

Acquisition of land and vineyards
   Land and vineyards acquired                          -              440
   Reduction of amount due from affiliate                             (440)

       The accompanying notes are an integral part of the consolidated financial statements.

                           AMCOR CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1998

1. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                  For the Nine Months Ended May 31, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($326,000)
     Less preferred stock
       dividends                 (577,000)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (903,000)       7,388,593         ($0.12)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          425,355
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              ($903,000)       7,813,948         ($0.12)
                                =========       ==========       =========

                                  For the Three Months Ended May 31, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($523,000)
     Less preferred stock
       dividends                 (168,000)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (691,000)       7,388,593         ($0.09)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          425,355
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              ($691,000)       7,813,948         ($0.09)
                                =========       ==========       =========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



1. Income (loss) Per Common Share, Continued

   During 1998, the Company had 747,500 shares of Series A convertible preferred stock (entitled to a 9% per share cumulative dividend) and 404,414 shares of Series B convertible preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock. The convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. The Series A convertible preferred stock was still outstanding at May 31, 1998.

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

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4. Property and Equipment

                                                    May 31,      August 31,
                                                     1998           1997
                                                 -----------     ----------
                                                   (Amounts in thousands)
     Property and equipment consists
     of the following:

        Vineyard and date development costs         $ 7,147       $ 5,294
        Vehicles and equipment                        4,971         3,406
        Office furniture and equipment                   84            51
        Leasehold improvements                           61            61
        Buildings                                       302           302
                                                    -------        ------
                                                     12,565         9,114
        Less: accumulated depreciation               (2,390)       (2,088)
                                                    -------        ------
                                                     10,175         7,026
        Land                                          3,479         3,769
                                                     ------        ------
                                                    $13,654       $10,795
                                                     ======        ======

   Vehicles and equipment reported under capital lease at May 31, 1998, was $853,591 with accumulated depreciation of $52,161. Depreciation expense related to the capital leases was $32,551 for the nine months ended
   May 31, 1998.

5. Investments

                                                    May 31,      August 31,
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

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




6. Deferred Income Taxes


     The components of the provision for income taxes are as follows:



                                                    May 28,      August 31,
                                                     1998           1997
                                                 ----------      ----------
                                                   (Amounts in thousands)
     Current expense (benefit):
             Federal                                 ($241)          $682
             State                                       2           $  3

     Deferred expense (benefit):
             Federal                                    71            128
             State                                     (23)          (184)
                                                   --------      --------
             Total provision (benefit)               ($191)          $629
                                                   ========      ========



7. Commitments And Contingencies

   The Company has operating leases for certain of its facilities and office equipment. Future minimum lease payments at February 28, 1998 are as follows:
                                         (Amounts in thousands)

             1998                                 $     251
             1999                                       244
             2000                                       202
             2001                                       150
             2002 and thereafter                        195
                                                   --------
             Total future minimum
                lease payments                    $   1,042
                                                   ========

                          AMCOR CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8. Common Stock and Stock Options

   The table below summarized stock option activity under current and prior plans:
                                  Nine Months Ended            Year Ended
                                    May 31, 1998             August 31, 1997
                                 --------------------     --------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                  Shares       Price      Shares        Price
                                  -------    --------     -------    ---------
   Options outstanding,
     beginning of period           676,633     $1.73        541,633     $1.50
   Options exercised               (31,250)     2.00        (30,000)     2.00
   Options granted                 270,000      1.46        165,000      2.50
   Options forfeited               (17,500)     3.12           -          -
                                 ---------                ---------
   Options outstanding,
     end of period                 897,883      2.64        676,633      1.73
   Option price range,
     end of period            $1.60 to $5.00           $1.60 to $4.00
   Option price range
     for exercised shares         $2.00                    $2.00

   Options available for grant
     at end of period              306,250                   27,500

   Weighted-average fair
     value of options granted        $4.11                 $2.39



   The following table summarizes information about fixed-price stock options outstanding at May 31, 1998:

                                                 Weighted
                                                 Average
                                 Number of       Remaining         Number
                              Outstanding at    Contractual   Exercisable at
   Exercise Price              May 31, 1998        Life         May 31, 1998
   --------------             ---------------   -----------   --------------
       $1.60                       454,133        3 years          454,133
       $1.30                        87,500        7 years           87,500
       $2.00                        56,250        9 years           24,750
       $4.00                        30,000        9 years            7,500
       $4.28                        10,000       10 years              -
       $4.60                        10,000       10 years              -
       $4.75                       100,000       10 years              -
       $5.00                       150,000       10 years              -

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine months ended May 31, 1998: dividend yield of zero; expected volatility of .961; risk-free interest rate of 5.12%; and expected life of 10 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for the nine months ended May 31, 1998 and year ended August 31, 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                          Nine Months Ended     Year Ended
                                             May 31, 1998    August 31, 1997
                                           ----------------    ----------
        Net earnings (loss), as reported        ($326,000)     $2,176,366

        Net earnings (loss), pro forma        ($1,425,700)     $2,171,566

        Earnings (loss) per share, as
         reported                                  ($0.12)          $0.33

        Earnings (loss) per share, pro forma       ($0.27)          $0.33

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

     The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                              Nine months ended May 31,
                                              1997               1998
                                          ----------         ----------
     Unaudited
     ---------
     Net sales                            $7,015               $3,779
     Net income (loss)                     1,600                 (535)
     Earnings (loss) per share             0.22                (0.15)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                                   OVERVIEW


As outlined below, the Company's overall financial condition as of May 31, 1998, as compared to August 31, 1997, has continued to improve. Total assets have increased 19% to $48.7 million, due principally to three events: (i) the funding in September 1997 of 747,500 shares of Series A Convertible Preferred Stock, which netted $6.2 million of proceeds (after all expenses related to the offering), (ii) the $2.5 million purchase of the two green waste/tree maintenance companies in November 1997 and May 1998, and (iii) the retirement of $4 million of Series B Preferred Stock during the second quarter. The net effect of these three events resulted in shareholders' equity increasing 18% to $20.7 million.

The Company's current ratio decreased to .74 at May 31, 1998, from 1.09 at August 31, 1997, primarily due to approximately $3.1 million of long term debt, which matures September 30, 1998, being classified as current. The Company is in the process of selling the real estate assets which secures this debt, after which the current ratio will improve considerably. In fact, during the fourth fiscal quarter the Company expects to close $16.9 million of development and agricultural land sales, which will positively impact working capital.

Revenues for the three months ending May 31, 1998, of $985,000 were down from $3,807,000 for the three months ending May 31, 1997, and revenues of $3,475,000 were also down from $5,552,000 for the previous nine month period due to adverse weather which delayed the table grape harvest to the fourth quarter. This resulted in a net loss of $523,000 (prior to $168,000 of preferred stock dividends) for the three months ending May 31, 1998, compared to net income of $805,000 for the three months ending May 31, 1997, and a net loss of $326,000 (prior to $577,000 of preferred stock dividends) for the nine months ended May 31, 1998, compared to $1,482,000 of income in the prior comparable nine month period. However, the Company expects to realize over $18 million of revenue during the fourth fiscal quarter ending August 31, 1998, principally from table grape and real estate sales, which includes $12.5 million of property transactions currently in escrow and scheduled to close in the fourth quarter. This compares to revenues of $11.9 million for the fourth quarter of fiscal 1997. Overall, fiscal 1998 revenues are expected to be considerably higher than fiscal 1997. However, no assurances can be made that the $12.5 million of property in escrow will in fact close within the fourth quarter, or at all.


                             RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the following three sources:
(i) farming operations (including packing and cold storage services), (ii) management/development fees for real estate development-land partnerships, and
(iii) municipal tree maintenance contracts and related processing and recycling of "clean green" biomass. For the three months ended May 31, 1998, total revenues of $985,000 were down $2,822,000 (74%) from the comparable three month period ending May 31, 1997, and for the nine months ended May 31, 1998, total revenues of $3,475,000 were down $2,078,000 (37%) from the comparable 1997 period, mainly due to a delay in starting the spring table grape harvest from May until June, due to a much cooler growing season caused by the "El Nino" phenomenon. During the comparable fiscal 1997 nine month period, $3.5 million of revenues were generated from table grape sales, versus $0 for the current period. Accordingly, all table grape revenue will be realized during the fourth fiscal quarter. The decline in farm operating revenues was partially offset by revenues from biomass activities reflecting operations of the two acquisitions from the date acquired.


Crop Sales and Other Farm Income

The Company generates fees and profits from its table grape and date operations, both from third parties and its affiliates. During past seasons, the table grape processing facility (which is leased to the Company) processed approx-imately 1.5 million boxes of table grapes, for which the combined gross processing and cooling fees typically approximated $2 million. In future years, the Company expects its crop sales to continue to increase as additional properties are acquired and/or developed by the Company, although for the current fiscal year these revenues will be lower due to the sale of some marginally profitable acreage, for which replacement vineyards will most likely not be acquired until the next fiscal year. Moreover, delays caused by "El Nino" gave the Mexican table grape producers a competitive advantage,
resulting in Mexican table grapes available during May.   California producers
did not begin harvest until early June. The disruption of the U.S. market resulted in generally depressed market prices and, despite near record yields, lower profit margins.

Crop sales and other farm income were $0 for the three months ended May 31, 1998, as compared to $3,332,000 for the three month period ended May 31, 1997, and were $411,000 for the nine months ended May 31, 1998, as compared to $3,482,000 for the nine months ended May 31, 1997, due to the delayed table grape harvest. All current year grape revenues will fall into the fourth quarter. The $411,000 in crop sales represents date crop proceeds received from date roperties which were acquired earlier in the year from affiliates. Substantially all of the Company's crop sales occur in the third and fourth quarters of the fiscal year.


Management and Other Fees

The Company has earned in the past, and will continue to earn, management and accounting fees from its managed affiliated partnerships. This source will continue to decrease as additional partnership terminations are completed. The accounting fees generally range from $5,000 to $10,000 per year per partnership.


Management and other fee income of $289,000 for the three months ended May 31, 1998, as compared to $323,000 for the three months ended May 31, 1997, and $1,800,000 for the nine months ended May 31, 1998, was slightly lower than the $1,845,000 reported for the comparable nine month period ended May 31, 1997, due to the substantial completion of the first phase of a development contract related to the Las Palomas subdivision, owned by an affiliate, located 30 miles southeast of San Antonio, Texas. Subsequent fee income from this project is expected to diminish and be contingent on development of future phases of Las Palomas and from California development activity, assuming the real estate market continues its recovery.

Operating Costs and Expenses

The Company's $1,507,000 of total operating costs decreased $1,087,000 (42%) for the three month period ending May 31, 1998, from $2,594,000 in the three month period ending May 31, 1997, due primarily to the delay of the grape harvest, and $3,475,000 of total operating costs for the nine month period ended May 31, 1998, increased $351,000 (10%) from $3,394,000 in the nine month period ending May 31, 1997, due primarily to higher operating and start-up costs related to the two acquisitions, and from increased administrative costs related primarily to the Company's preferred stock offering which closed in the first fiscal quarter.


Income from Operations

The Company posted an operating loss of $522,000 for the three month period ending May 31, 1998, as compared to a profit of $1,213,000 for the three month period ending May 31, 1997, and an operating loss of $271,000 for the nine months ended May 31, 1998, as compared to income of $2,158,000 for the prior year period, primarily due to the lack of table grape revenues (which generated a $1.3 million operating profit in the comparable prior period) due to substantially higher operating costs related to the two acquisitions and related "El Nino" losses, which caused interruption and delays in municipal contracts and related green waste operations.


Gain (Loss) on Sale of Assets

The Company realized a non-recurring $278,000 loss on the $2 million sale during the second fiscal quarter of a vineyard property that was only marginally profitable and had an uncertain water supply. The loss primarily represents unreimbursed farming costs and certain deferred maintenance costs incurred to consummate the sale. As a result of this liquidation, future farming/operating costs are expected to be substantially lower.


Interest Income


The Company generates interest income from notes and advances receivable from certain related partnerships, affiliates and third parties. This income of $108,000 for the three months ended May 31, 1998, decreased $51,000 (32%) from $159,000 in the comparable three month period ended May 31, 1997, and total income for the nine month period ended May 31, 1998, of $253,000 which decreased $338,000 (57%) from $591,000 for the comparable nine month period ended May 31, 1997, due primarily to the acquisition in the fourth quarter of fiscal 1997 of a 600-acre development parcel from an affiliate in exchange for a $5.7 million note receivable which was due the Company, including assumed debt.

Interest Expense

Interest expense of $198,000 for the three month period ended May 31, 1998, decreased $178,000 (53%) from $376,000 in the comparable three month period ended May 31, 1997, and interest expense of $414,000 for the nine months ended May 31, 1998, decreased $306,000 (43%), due primarily from the retirement of debt from proceeds of the preferred stock offering, and from the capitalization of interest cost related to the development of a 600-acre parcel in Southern California.

Extraordinary Item

The Company realized a $283,000 discount ($187,000 net of tax benefit) of a note in consideration for agreeing to prepay a $3.9 million note, prior to its maturity date.


Liquidity and Capital Resources

The Company's liquidity, including its ability to access conventional credit sources, has significantly improved over the last two years primarily due to the following: (i) consistent management of cash flow, (ii) implementation of effective cost cutting measures, (iii) profitable agricultural operations plus potential new revenues from real estate and biomass activities, (iv) the proceeds from its preferred stock offering, and (v) disposal of marginal or non-producing assets. The Company anticipates that its December 1997 listing on the Nasdaq SmallCap Market should provide access to additional capital markets. All of these changes have positioned the Company to obtain credit from more conventional, and less costly, sources.

Moreover, long and short term liquidity are expected to continue to improve due to: (i) the Company having entered into satisfactory financing arrangements to fund substantially all agricultural and farming costs related to the 1998 harvest, (ii) the generation of new revenues from the acquisition of TransPacific Environmental, Inc., and related biomass sales, (iii) pending real estate sales which are expected to generate $16.9 million of gross proceeds in the fourth fiscal quarter, and (iv) a new exclusive five-year contract (with two five-year options) with USA Waste of California for transportation services and a separate agreement to direct green waste from the waste stream for USA Waste and sell the resulting product to end users.


Year 2000 Compliance


Management of the Company believes that its computerized information systems currently in use and expected to be in use prior to the year 2000 are compliant. It has formed a task force to assess the effect, if any, the Company may encounter in dealing with vendors and outside service entities who may have year 2000 exposure. Management does not expect that the financial impact of required modifications to its systems, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

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



Date: July 15, 1998                      AMCOR CAPITAL CORPORATION


                                      /S/EUGENE W. TIDGEWELL
                                         Eugene W. Tidgewell,
                                         Chief Financial Officer