Form 10KSB
period 1998-10-15
USA BIOMASS CORP
filed 1999-03-08
CIK 831002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended August 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                           Commission File Number 0-17594

                              USA BIOMASS CORPORATION
                   (Name of small business issuer in its charter)

                DELAWARE                                          33-0329559
   ---------------------------------                              ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       52300 ENTERPRISE WAY
       COACHELLA, CALIFORNIA                                         92236
      -----------------------                                        -----
(Address of principal executive offices)                           (Zip Code)

          Issuer's telephone number (including area code):   (760) 398-9520

Securities registered under Section 12(b) of the Exchange Act:

                                         None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Common Stock, $0.002 par value per share
                       ----------------------------------------
                                   (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes      No  X
                                                                   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues from continuing operations for its most recent fiscal year were $2,005,611.

     Based on the average of bid and asked prices on March 1, 1999, the aggregate market value of common stock held by non-affiliates of the registrant on March 1, 1999 was approximately $11,166,115.

     The number of shares outstanding of the registrant's only class of Common Stock, $0.002 par value per share, was 7,784,097 on March 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I


ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL SUMMARY

     USA Biomass Corporation, formerly AMCOR Capital Corporation (the "Company"), was incorporated in Delaware on March 10, 1988. The Company's consolidated operations, as of August 31, 1998, include its wholly-owned subsidiaries, Sun Goddess Farms, Inc., AMCOR Properties, Inc. and TransPacific Environmental, Inc. ("TPE"). The Company also holds a 99% ownership interest in
(i) Las Palomas Country Club Estates LLC, which acted as the development entity for a championship golf course and a contiguous 1,350 acre residential subdivision located southeast of San Antonio, Texas; (ii) AMCOR Builders LLC, which managed the construction of single family residences by the Company in Texas; and (iii) AMCOR Biomass Farms, LLC, which operated a "clean green waste" processing business in Southern California.

DESCRIPTION OF BUSINESS

     The Company's operations at August 31, 1998 included: (i) agribusiness (including packing/cold storage services), (ii) "clean green waste" processing and tree maintenance (collectively, "biomass") and (iii) land planning/development. The Company's principal agribusiness operations involved the production, processing and marketing of table grapes, all of which are located in the Coachella Valley of Southern California, where the Company, along with its affiliated partnerships, has in past years had a dominant market share. The Company's biomass activities are carried out in Southern California, and its land planning/development activities are located in Southern California and Texas. Most of the non-agricultural properties are owned by partnerships for which the Company is the managing agent.

     Following the Company's acquisition of TPE in November 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services ("Waste Management"), discussed further below. See "--Solid Waste Transportation."

     In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste transportation opportunities, the Company's Board of Directors has determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998 and subsequently, on December 22, 1998, adopted a Plan of Discontinued Operations (the "Plan") pursuant to which the Company will discontinue its agribusiness and land planning/development activities and will focus on its solid waste transportation and biomass activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Plan of Discontinued Operations." In addition, on January 12, 1999, the Board of Directors approved a change in the Company's fiscal year end to December 31.

     Implementation of the Plan is in process and has had a material impact on the presentation of the Company's financial statements. The operations, cash flows and net assets of these operations for both fiscal 1998 and fiscal 1997 have been reclassified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value. The Company incurred an after-tax loss of $15,785,686 from all operations for fiscal 1998, which includes a loss of $5,838,804 from continuing operations and the write-down of real estate and certain other assets of discontinued operations.

     With regard to the discontinuation of the Company's agribusiness activities, the acreage divestiture provided for in the Plan is the culmination of a strategy initiated over five years ago to reduce the Company's focus on agribusiness due to increased competition from Mexico. To date, the Company has reduced its managed acreage from over 3,000 acres to just 560 producing acres. During fiscal 1998, the Company sold 510 acres of table grape and date properties valued at approximately $4.5 million. In December 1998, the Company leased the remaining 560 producing acres for the 1999 crop year.

     With regard to the discontinuation of the Company's land planning/development activities, the Company sold a 600-acre Rancho California parcel in a $14.5 million transaction in August 1998. The Company's only remaining significant property is the Las Palomas golf course/subdivision development near San Antonio. The Company has accepted an offer to purchase this project for $11.5 million in cash, subject to the completion of the buyer's due diligence. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Management anticipates that the discontinuations contemplated by the Plan can be fully implemented by December 22, 1999, so that the Company can then focus entirely on solid waste transportation and biomass activities.

SOLID WASTE TRANSPORTATION

     The Company entered into a transportation services contract with Waste Management in June 1998. Under the contract, the Company has the exclusive right to provide transportation services from two of Waste Management's Los Angeles-area transfer stations to certain landfills. The Company began providing transportation services in October 1998. To date, the Company has acquired 40 trucks and 16 trailers, all of which were in service during the latter part of 1998. The contract has an initial term of five years, with two automatic five-year extensions unless either party gives 180 days' prior written notice of their desire to terminate the contract at the end of the then current term.

BIOMASS

     "Clean green waste" is organic material in the form of plants, leaves, clippings, cuttings, trimmings of grass, weeds, shrubbery, bushes, trees, garden wastes and wood products from both commercial and residential sources, including sawdust, tree trunks, scrap lumber and untreated wooden pallets. The material received as clean green waste cannot contain more than 0.5% non-organic matter by total weight.

     The Company's clean green waste operations have been and most likely will continue to be influenced significantly by the implementation of the California Integrated Waste Management Act of 1989 (Assembly Bill 939 ("AB 939")). The provisions of AB 939 mandate, among other things, the diversion of recyclable materials from over-crowded landfills. A key element of AB 939 relates to green waste that could be processed and incorporated back into the soil or recycled in other ways. AB 939 currently mandates that California's municipalities must divert 25% of all waste from the landfills, and this requirement is scheduled to increase to 50% by the year 2000.

     The Company is engaged in private green waste recycling and holds leasehold interests in a transfer station facility located in Santa Fe Springs, California and a 3-acre site in Fontana, California that is fully permitted for green waste processing. The Company receives green waste at its transfer stations from various sources and pursuant to an oral agreement with Waste Management. The Company processes and markets the green waste to various users thereby assisting Waste Management and others in fulfilling their recycling obligations under AB 939.

     The Company's ability to process biomass material enabled the Company to enter into a green waste clean-up contract with the California State University, San Marcos (in San Diego County). Work under the contract commenced in August 1998.

     In November 1998, the Company commenced hauling green waste for the County of Los Angeles Sanitation District in connection with the County's diversion of processed material from its Puente Hills landfill. The initial contract, which presently is estimated to generate annual revenues of $500,000, is for a term of three years plus an option for three additional years and specifies that the Company will divert the first 100 tons per day (600 tons per week) of excess ground or processed green waste from the landfill. The Company is currently supplying the diverted material to a composting operation. Pursuant to this contract, the Company has been informally presented with the opportunity to divert more than the minimum of 100 tons per day, which opportunity the Company intends to pursue as sufficient outlet markets are identified.

     Presently, there appears to be an abundant supply of green waste available due primarily to the large volume produced in Southern California and the implementation of AB 939. The Company believes there is good economic incentive to take all of the green waste that is offered, particularly in that landfill "tipping fees" ranging from $17 to over $27 per ton tend to establish the market. The challenge is to identify and tie-down end-markets (outbound) for the incoming green waste, which historically have included fertilizer/compost operations and co-generation (boiler fuel) companies.

     The Company owns 710-acres of raw, undeveloped land which is planned to be used as a land-application/biomass depository for the Company's continuing green waste operations.

DISCONTINUED OPERATIONS - AGRIBUSINESS

     Historically, the Company has managed the agribusiness land (table grapes and, formerly, dates) owned by the Company and in prior years its affiliated partnerships for which it generally received management and/or development fees and income from packing and cold storage services that it provided for some of the partnerships and third parties. The Company leases an 80,000-square foot packing and cold storage plant, which it also uses as its headquarters in the Coachella Valley of Southern California.

     In past years, the Company has been one of the largest producer/shippers specializing in "early market" table grapes that are harvested from early May through June and typically command premium prices. However, due to increased competition from Mexico, which has a similar micro climate to that of the Coachella Valley, the early table grape market is becoming increasingly uncertain. Consequently, the Plan provides for the complete divestiture of the Company's agribusiness properties. During fiscal 1998, the Company sold 510 acres of table grape and date properties valued at approximately $4.5 million. To date, the Company has reduced its managed acreage from over 3,000 acres to just 560 producing acres and has disposed of all of its date properties.

     The Company's only remaining operating property is a 560-acre table grape ranch located in the Coachella Valley. The property has ample water and a good production history. The book value of the land and equipment approximates $4.6 million, and the land is encumbered with a first mortgage note in the amount of $2.1 million. The Company has leased-out the 560 acres for the 1998-1999 growing season and plans to sell the property during fiscal 1999.

     The Company's investment in the Columbia River Basin of eastern Oregon includes a 50% ownership interest in a 6,000-acre irrigated potato and grain farming operation, together with certain Columbia River water rights appurtenant thereto. Production from this farming operation includes potatoes grown under contract. The property is operated by the joint venture partner under a lease that terminates September 30, 1999. Consistent with the Plan, the Company intends to sell its 50% interest to its partner during fiscal 1999, and negotiations are in process.

DISCONTINUED OPERATIONS - LAND PLANNING/DEVELOPMENT

     The Company traditionally has been engaged in agribusiness, with additional revenues derived from partnership management, which has included real estate development partnerships. These partnerships owned land that was once used for farming and has since evolved into a higher and better use or that was acquired as transitional land.

     Due to the generally depressed real estate market since 1990, particularly in California, the Company has generated much smaller revenues from its land planning/development operations in recent years. Nonetheless, during fiscal 1996, the Company began a major subdivision/golf course project known as Las Palomas Country Club Estates ("Las Palomas") and which is located in Wilson County, Texas approximately 30 miles southeast of San Antonio. The Company, under contract with a partnership managed by the Company, Lake Valley Realty Partners ("Lake Valley"), has since completed development of a 155-acre, 7,000 yard, 18-hole championship golf course at Las Palomas.

     On behalf of Lake Valley, the Company has developed and now manages the 1,300-lot subdivision and golf course at Las Palomas, which includes 1,000 single-family residential lots and 300 multi-family and timeshare lots. Lot sales have commenced on Sections I and II, which contain 206 single-family lots, priced generally from $17,000 to $35,000. AMCOR Builders LLC has built 11 homes on certain of the subdivision's lots. In addition, in May 1997 the Company acquired a 152-acre "entry parcel" contiguous to the golf course which it has subdivided into 68 single-family home lots which are currently offered for sale at prices averaging $20,000 per lot. Since inception, 168 lots and homes have been sold.

     Due to disappointing sales activity, the Plan contemplates the sale of the entire project in a "bulk sale" transaction and, in that regard, the Company has entered into an agreement to sell the project. Consequently, the Company has written-down its cost of the project to estimated net realizable value plus any costs incurred to carry the project through liquidation and has taken a one-time charge of $5,306,244 to its fiscal 1998 financial statements to reflect this write-down.

     The Company sold a 600-acre Rancho California parcel in a $14.5 million transaction in August 1998. Presently, the Company manages approximately 17 limited partnerships, down from over 120 in 1991. This includes other real estate interests, primarily two Southern California parcels owned by one partnership, as well as a 173-acre property located outside Houston owned by another. These parcels are also expected to be sold during the next 12 months, consistent with the Plan. The Company expects that about one-half of the remaining limited partnerships will file final tax returns for calender 1998 pursuant to liquidation plans that are now in process, and that the remaining partnerships will be terminated in fiscal 1999.

COMPETITION

     The foundation of the Company's continuing solid waste transportation activities is an exclusive transport contract with Waste Management, the largest waste hauler in the country. See "--Solid Waste Transportation." The contract includes two transfer stations, one of which is located in Carson, California and is reported to be one of the largest in the country. Due to the exclusive nature of the contract and its five-year term and two five-year options to extend, the Company does not expect to be confronted with any significant competition for these two transfer stations for as long as 15 years, provided that the Company satisfactorily discharges its contractual responsibilities. The Company intends to bid on future solid waste transportation contracts for Waste Management and other waste companies as they become available, which could provide the Company with significant growth opportunities in the future.

     The Company's clean green waste operations provide alternatives to landfill disposal and are part of the non-hazardous waste industry. The Company believes that successful entry into the green waste industry, on a volume basis, requires that the Company identify and contract with multiple end-users for the product. The industry is dominated by several large national waste management companies and numerous regional and local companies, all of which contribute to the significant, somewhat fragmented, competition that characterizes the industry, many having much greater financial and operational resources, and more established market positions, than the Company. The Company believes that its recent strategic alliance with Waste Management will help protect the Company from external competition and provide a reliable supply of biomass to support the Company's green waste operations.

     There has been an increasing trend at the state and local levels to mandate solid waste reduction at the source and to prohibit the disposal of certain types of wastes at landfills, as evidenced by legislation such as AB 939. The Company believes that as this trend continues, the Company will encounter additional competition from new and existing waste industry participants. In addition, the Company may compete with municipalities that maintain their own waste collection and landfill operations and that have significant financial advantages over the Company due to, among other things, the availability of tax revenues and tax-exempt financing.

BUSINESS STRATEGY

     The Company continues to manage and expand its solid waste transportation and biomass businesses. The Company's present business strategy includes: (i) expansion of its contractual relationships with Waste Management and other waste haulers, and (ii) growth of its green waste processing and marketing business as additional markets are generated, both internally and through acquisitions. As previously stated, the Company intends to aggressively pursue its asset divestiture strategy as set forth in the Plan. This will include liquidation of its remaining agricultural assets and sale of its real estate (principally the Las Palomas project near San Antonio). These sales and divestitures are expected to generate working capital to retire debt and fund future growth.

EMPLOYEES

     As of August 31, 1998, the Company, together with its subsidiaries, had 98 full-time employees, including 18 in administration and 69 in agribusiness and biomass operations. This includes 64 employees engaged in continuing operations and 34 employees assigned to discontinued operations. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that there is an adequate supply of labor to staff the Company's expanding solid waste transportation and biomass operations.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's executive offices and table grape processing cold storage facility occupy approximately 80,000 square feet of leased space at 52300 Enterprise Way, Coachella, California 92236. Most of the Company's annual rental expense has been offset by revenues generated through the lease of the Company's cold storage packing facility. The Company rents these facilities from an affiliate of the Company on a month-to-month basis at an annual rental of $156,000. The Company and its affiliate are in the process of renegotiating the terms of this rental agreement to provide for an annual rental of $36,000 for the Company for executive office space only.

     The Company's headquarters facility is located within the Coachella Valley Enterprise Zone. Under the California Revenue and Taxation Code, the Company is offered a number of California tax benefits. The Company is exploring relocation of its headquarters in connection with the Plan.

     The Company's biomass operations are headquartered at a 1.75-acre site in Santa Fe Springs, California, which it leases for $54,000 annually. The site also serves as a green waste transfer station pursuant to a Conditional Use Permit from the City of Santa Fe Springs. The Company also operates a fully permitted green waste transfer and processing facility on a 3-acre site in Fontana, California, which it leases for $42,000 annually.

     On December 31, 1998, the Company acquired a 4-acre parcel located in Bell Gardens, California, which includes a 40,000 square-foot maintenance facility and a separate 2,400 square-foot office building used as the base for the Company's transportation operations.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1997, a judgment was entered against the Company and two of its officers, who are also shareholders. The plaintiffs are an individual and a related estate of a former officer and shareholder. The litigation related to breaches of promissory notes and sought declaratory relief, judicial foreclosure and attorney's fees. The judgment required the Company to reissue 144,000 shares of its Common Stock to the plaintiff's estate. In addition, the court reaffirmed that the Company must honor an existing note payable of $283,389 that had previously been assumed by an affiliate of the Company. The court also awarded the plaintiffs attorney's fees in the amount of $115,387. The Company is contingently liable for the attorney's fees. The Company has filed an appeal of this judgment.

     On January 22, 1999, Gus Franklin and Susan Franklin filed a lawsuit in Orange County Superior Court, Central Justice Center, Case No. 804714, seeking damages for breach of employment contract, breach of the covenant of good faith and fair dealing, fraud and wrongful termination of employment in violation of public policy in connection with the termination by the Company of the Franklins' employment agreements with the Company. The plaintiffs are seeking damages, according to proof, including for lost salaries, cash and stock bonuses, stock options and other wages and employment benefits, together with other expenses and losses. In addition, the plaintiffs are seeking punitive and exemplary damages in connection with certain of the causes of action. To date, the Company has not filed an answer to the lawsuit. The Company plans to attempt to settle the dispute prior to the date upon which the Company must answer the complaint. In the event the Company is not successful in settling this matter prior to such date, the Company plans to file an answer denying any wrongdoing. However, no assurances can be given with respect to the outcome of this proceeding and the effect such outcome may have on the Company.

     The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended August 31, 1998.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock has traded in the over-the-counter market since 1989 and is currently trading on The Nasdaq SmallCap Market. Set forth below are the high and low bid prices of the Common Stock during each quarter of fiscal 1997 and 1998, as reported by a member firm of the National Association of Securities Dealers, Inc. that effects transactions in Nasdaq SmallCap Market stocks and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Nasdaq Delisting Hearing."

                                                      Stock Prices
                                             ----------------------------
                                             High                    Low
                                             ----                    ---
     FISCAL 1997

          First Quarter                      $ 2.5312          $  .9062
          Second Quarter (1)                   4.75              2.00
          Third Quarter                        5.875             4.125
          Fourth Quarter                       5.4375            4.4375

     FISCAL 1998

          First Quarter                      $ 5.375           $ 4.1875
          Second Quarter                       5.313             4.125
          Third Quarter                        5.187             4.125
          Fourth Quarter                       4.938             2.375

---------------
(1) On February 24, 1997, the Company effected a 1-for-2 reverse stock split of its Common Stock.

     At February 15, 1999, there were approximately 2,600 stockholders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

     In November 1997, the Company issued 406,109 shares of Common Stock to Gus and Susan Franklin, the then sole shareholders of TPE, in connection with the acquisition of all of the outstanding shares of common stock of TPE.

     In December 1997, the Company issued 144,000 shares of Common Stock in connection with a judgment rendered by a court in litigation brought by an individual and the estate of a former officer and stockholder of the Company.

     In January 1998, the Company issued an aggregate of 31,250 shares of Common Stock in exchange for $62,500 upon the exercise of options issued under the Company's 1994 Non-Qualified Stock Option Plan.

     In January 1998, the Company issued 3,938 shares of Common Stock in exchange for the cancellation of a 5% note payable to a non-affiliate in the principal amount of $15,816.88.

     Effective February 28, 1998, the Company retired an aggregate of 404,414 shares of Series B Convertible Preferred Stock that were issued to three affiliated limited partnerships as part of a transaction arranged by the Company pursuant to which the Company agreed to reduce the amount of debt owed to the Company by Lake Valley by $4,044,140 in exchange for the issuance by Lake Valley to the partnerships of promissory notes collateralized by a first priority security interest in certain real property owned by Lake Valley and the payment by Lake Valley to the Company of a financing fee of approximately $417,000. Subsequently, Lake Valley inadvertently failed to record the partnerships' security interest in the real property prior to the recordation by a third party of a security interest in the real property. In light of the inability of Lake Valley to provide to the partnerships a first priority security interest in the real property, the Company rescinded the foregoing transactions and reissued the 404,414 shares of Series B Convertible Preferred Stock effective as of February 28, 1998. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one fully paid nonassessable share of the Company's Common Stock. In addition, each share of Series B Convertible Preferred Stock is automatically converted into one fully paid nonassessable share of Common Stock upon a change in control during any twelve-month period or upon sale of all or substantially all of the assets of the Company.

     In December 1998, the Company issued an aggregate of 11,507 shares of Common Stock to two non-affiliated holders of 12% notes in lieu of an interest payout of $55,376.71.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Following the Company's acquisition of TPE in November 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management. In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998 and subsequently, on December 22, 1998, adopted the Plan pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by December 22, 1999 and focus on its solid waste transportation and biomass activities.

     Implementation of the Plan is in process and has had a material impact on the presentation of the Company's financial statements. The operations, cash flows and net assets of these operations for both fiscal 1998 and fiscal 1997 have been reclassified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value. The Company's agribusiness and land planning/development operations have been accounted for as discontinued operations and the results thereof, for fiscal 1998 and as restated for fiscal 1997, have been excluded from continuing operations in the Company's consolidated financial statements. The effect is to classify most revenues as discontinued operations, as most of the Company's fiscal 1998 and prior revenues were derived from these discontinued activities. The Company had no biomass activities prior to fiscal 1997. The Company incurred an after-tax loss of $15,785,686 from all operations for fiscal 1998 compared to an after-tax income of $2,176,366 from all operations for fiscal 1997. This loss is principally due to the write-down of real estate and related assets and costs pursuant to the Plan and a loss of $5,838,804 from continuing operations.

RESULTS OF OPERATIONS

     The Company's continuing operations consist of solid waste transportation and biomass activities, which include green waste processing and tree maintenance. The Company's discontinued operations consist of agribusiness and land planning/development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

RESULTS OF CONTINUING OPERATIONS

     REVENUES

     The Company's revenues from continuing operations for fiscal 1998 and fiscal 1997 reflect principally its biomass activities, because its major waste transport contract did not commence until the first quarter of fiscal 1999. The Company generated revenues of $2,005,611 for fiscal 1998 compared to $380,129 for fiscal 1997, an increase of $1,625,482 or 428%. This increase reflects revenues of TPE, which was acquired on November 25, 1997, of $1,297,895. Revenues from other sources increased by $327,587 or 86% as a result of a full year of biomass operations during fiscal 1998 as compared to fiscal 1997, the first year of biomass operations.

     COST OF REVENUES

     Cost of revenues were $2,665,206 for fiscal 1998 compared to $987,833 for fiscal 1997, an increase of $1,677,373 or 170%. This increase in cost of revenues was due primarily to costs of $1,371,535 associated with revenues of TPE subsequent to its acquisition in November 1997. Costs related to green waste operations increased to $1,293,671. Of this amount, $797,207 related to the initial soil enhancement biomass activities which have been terminated.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $3,228,682 for fiscal 1998 compared to $1,656,930 for fiscal 1997, an increase of $1,571,752 or 95%. This increase in general and administrative expenses was attributable to increased administrative services associated with the acquisition of TPE of $671,604, consulting fees related to corporate restructuring in fiscal 1998 of $360,000, fiscal 1998 settlement costs of $118,000, and the value of stock options granted to members of the Company's Board of Directors in fiscal 1998, calculated in accordance with SFAS 123, of $187,500.

     INTEREST EXPENSE, NET OF INTEREST INCOME

     Net interest expense was $661,889 for fiscal 1998 compared to $476,699 for fiscal 1997, an increase of $185,190 or 39%. This increase in net interest expense was attributable to an IRS interest assessment in fiscal 1998 of $155,723. The additional net interest expense relates to an increase of interest-bearing debt in fiscal 1998.

     LOSS FROM ASSET IMPAIRMENT

     Of the total $1,971,123 loss from asset impairment in fiscal 1998, $1,336,560 relates to amounts allocated to an anticipated green waste contract that was never awarded. The remaining loss of $634,563 relates to the expected loss to be incurred upon sale of certain assets used in initial soil enhancement in biomass operations. There were no comparable amounts in fiscal 1997.

     LOSS ON SALE OF ASSETS

     During fiscal 1998, the Company sold certain biomass equipment at a loss of $365,990. There were no comparable amounts in fiscal 1997. The Company's initial biomass operations included the use of green waste as soil enhancement on the Company's Rancho California property. In fiscal 1997 the Company acquired certain equipment to perform those activities. As a result of regulatory and community issues and the sale of the Rancho California property, the Company's biomass operations were modified and the equipment purchased for the soil enhancement activities was no longer useable. The loss on sale of equipment of $365,990 and loss from asset impairment of $634,563 relates to this equipment.

     LOSS FROM CONTINUING OPERATIONS

     Loss from continuing operations was $5,838,804 for fiscal 1998 compared to $2,128,114 for fiscal 1997, a change of $3,710,690 or 174%. This change was attributable to a loss from asset impairment of $1,971,123 and loss on sale of assets of $365,990 in fiscal 1998 with no corresponding amounts in fiscal 1997 combined with increased general, administrative and operating costs associated with the acquisition of TPE and the growth of the Company's biomass operations.

RESULTS OF DISCONTINUED OPERATIONS

     The Company's agribusiness and land planning/development operations have been accounted for as discontinued operations as of August 31, 1998, and previously reported financial statements have been restated.

     The Company reported a net loss from discontinued operations of $7,068,069 for fiscal 1998 compared with net income from discontinued operations of $4,304,480 for fiscal 1997, a change of $11,372,549 or 264%. Fiscal 1998 also included a loss of $2,878,813 from disposal of discontinued operations.

     AGRIBUSINESS

     Agricultural revenues for fiscal 1998 were $6,057,166, a decrease of $4,262,919 or 41% over the previous year. The decline is the result of (i) the Company's management of fewer acres, as 510 producing acres of table grapes and dates were sold prior to harvest, (ii) lower market prices due to an "El Nino" delayed harvest, which allowed Mexican producers to beat Californian producers to the market and (iii) fewer grapes processed for others in the Company's packing facility. Cost of revenues in fiscal 1998 was 109% of revenues compared to 85% of revenue in fiscal 1997. Total cost of revenues declined $2,136,389 or 24% in fiscal 1998 compared to fiscal 1997, principally as a result of the sale in fiscal 1998 of 316 acres of table grapes. General and administrative expenses increased $1,030,794 or 1419% in fiscal 1998 compared to fiscal 1997. This increase is due primarily to settlement costs and related legal expenses of $894,589. As a result, the Company incurred a $1,989,554 loss from agribusiness operations in fiscal 1998, as compared to a $1,651,301 profit for fiscal 1997.

     The Company has leased this property for the ensuing harvest and believes that it will sell this property during fiscal 1999. The Company has reserved expected costs to carry or dispose of its agricultural assets. Management of the Company believes that the current book value of land and equipment is less than market value.

     LAND PLANNING/DEVELOPMENT

     Revenues from real estate operations in fiscal 1998 were $12,304,686, up 183% over the prior year's $6,717,500, primarily due to the sale of the Company's Rancho California property in August 1998. The transaction resulted in the Company taking back a $10 million purchase-money note, which is non-interest bearing for two years, plus an option for a one-year extension bearing interest at 8% under certain circumstances. The Company has borrowed $4 million against this note and has indicated that it would entertain sale of the note and has entered into discussions to that end.

     Property sales in the Texas golf course/subdivision project increased 37% to $370,000 in fiscal 1998 compared to $271,000 in fiscal 1997. The appraisal of this property in fiscal 1997 assumed absorption of 56 lots per year commencing in fiscal 1998. Actual lot sales in fiscal 1998 total 16. This significant shortfall greatly increases the number of years required to sell out the project. The present value of the lot sales at the current absorption rate reduces the current value of the project substantially. This significant decline in absorption of the project resulted in the write down of the Company's receivable associated with this project by $5,306,244 and resulted in the Company's decision to cease development activities and to market the project in a bulk sale transaction. To that end, the Company has entered into an agreement to sell this project.

LIQUIDITY AND CAPITAL RESOURCES

     Despite the significant loss in fiscal 1998, liquidity at August 31, 1998 is improved from August 31, 1997. This improvement is due primarily to the reclassification of the net assets of discontinued operations as current assets, as they are expected to be liquidated within one year. In addition, liquidity in fiscal 1998 improved as a result of the following: (i) management of cash flow,
(ii) proceeds of $6.2 million in connection with the issuance of 747,500 shares of Series A 9% Convertible Preferred Stock, (iii) disposal of marginal or non-producing assets, including proceeds of $16.7 million ($6.7 million in cash and a $10 million note receivable) in connection with the sale during fiscal 1998 of real estate and agricultural property, (iv) conversion of short-term debt into equity and (v) proceeds of $2.2 million in connection with the issuance of long-term debt. However, the Company had current liabilities of $6.4 million at August 31, 1998 and $8.5 million at February 15, 1999, including delinquent payroll taxes of $1.1 million and $1.2 million at August 31, 1998 and February 15, 1999, respectively. The Company believes that long and short-term liquidity will continue to improve due to projected internal growth from continuing operations, which includes continued maturity of biomass activities, the commencement in October 1998 of solid waste transportation activities and liquidation of assets in accordance with the Plan.

     In October 1998 the Company obtained a $5.0 million equipment lease line from a national financial institution. About $4.1 million of this line was used to acquire 40 trucks and 16 trailers which are being used in the solid waste transportation activities. This equipment is expected to be sufficient to meet the requirements of these activities for fiscal 1999.

     In December 1998, the Company obtained a $4 million loan collateralized by the $10 million note receivable related to the sale of the Rancho California property. The loan accrues interest at 12%, with interest and principal due at the time the $10 million note receivable is due and payable. The net proceeds of the loan was used to repay a $2.5 million note payable and to reduce accounts payable by about $1 million. Because this loan does not require current payment of principal or interest, the Company's operating cash requirements have been reduced.

     On February 19, 1999, the Company entered into an agreement to sell the Las Palomas subdivision for $11.5 million cash, subject to the completion of the buyer's due diligence. The Company expects to net approximately $5 million in cash from the transaction. However, no assurances can be given that the Company will be successful in completing the sale of the Las Palomas subdivision.

     The Company has an oral agreement with an equipment financing source to provide equipment financing in addition to that obtained in October 1998 required for new solid waste transportation or biomass contracts.

     The Company believes that the combination of the $4.0 million loan entered into in December 1998 and the financing for equipment that may be needed for additional growth, combined with expected asset sales, are sufficient to meet its liquidity requirements for fiscal 1999.

YEAR 2000 COMPLIANCE

     Management of the Company believes that its software packages currently in use and expected to be used prior to the year 2000 are Year 2000 compliant. Management does not expect that the financial impact of required modifications to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth and those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Form 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the clean green waste, solid waste transportation and tree maintenance industries. Moreover, future liquidity will partially depend on the Company's expeditious execution of the Plan related to the discontinuation of the Company's agribusiness and land planning/development operations, and future trends and results cannot be predicted with certainty. In particular:

     - The Company has elected to embark on a major departure from its historic business into the biomass and solid waste transportation businesses in which the Company has relatively little experience. Such a transformation has many risks and uncertainties that could far outweigh the benefits of its strategic alliance with Waste Management. And, notwithstanding the attractiveness of its long-term transport contract with Waste Management, the Company's success will ultimately depend heavily on the ability of management to guide the Company in executing and performing the contracts with Waste Management and others. Despite the Company's apparent initial success under its contracts, the future remains uncertain.

     - The Company has also committed part of its future to expansion of its green waste operations. The future of this industry will be partially dictated by AB 939, which by the year 2000 will mandate the diversion from landfills of 50% of the waste stream. At the present time, municipalities and waste haulers seem eager to comply and willing to pay fees to those processors willing to take the material. However, if the Company expands its green waste operations without locating reliable, adequate end-market users, major green waste disposal problems could result.

     - The Company's future liquidity and viability is dependent upon a relatively rapid and orderly execution of the Plan. This includes not only funding the periodic cash requirements of the discontinued operations, but also locating suitable buyers in the prescribed period of time. Satisfactory execution of the Plan could provide significant positive cash flow to the Company. However, should the Company fail to discharge its liquidation plan in an expedient fashion, this could severely impair the Company's liquidity.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

RISK FACTORS

OPERATING LOSS; ACCUMULATED DEFICIT

     In connection with the implementation of the Plan, the Company's agribusiness and land planning/development operations have been accounted for as discontinued operations and the results thereof, for fiscal 1998 and as restated for fiscal 1997, have been excluded from continuing operations. The effect is to classify most revenues as discontinued operations, as most of the Company's fiscal 1998 and prior revenues were derived from these discontinued activities, and the Company had no biomass activities prior to fiscal 1997. The Company incurred an after-tax loss of $15,785,686 from all operations for fiscal 1998 compared to an after-tax income of $2,176,366 from all operations for fiscal 1997. As of August 31, 1998, the Company had an accumulated deficit of $13,023,580. Although the Company expects to generate working capital from its continuing biomass and transportation operations and divestiture of the Company's remaining agricultural assets and sale of its real estate (principally the Las Palomas project near San Antonio) pursuant to the Plan, the Company has shifted its focus to activities with which it has relatively little experience, and there can be no assurance the Company will have profitable operations in the future.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; COMPETITION

     The Company's quarterly results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond the Company's control, including: the shift in the Company's focus away from its historical business and toward new activities with which it has little experience; the timing and nature of revenues from transportation and biomass contracts that are recognized during any particular quarter; the impact of potential increased competition with respect to the Company's biomass activities by municipalities that maintain their own waste collection and landfill operations and have significant financial advantages over the Company due to, among other things, the availability of tax revenues and tax-exempt financing; the implementation and enforcement of and compliance with legislation such as AB 939; the price and availability of fuel and other resources needed for the Company's solid waste transportation and biomass activities; the financial health of the Company's customers; the overall state of the solid waste transportation and biomass industries; and economic conditions generally. The ability of the Company to successfully obtain new biomass and transportation contracts and the volume of the stream of biomass available to the Company for transport or recycling under existing contracts during a quarter are difficult to forecast. Such fluctuations may also contribute to volatility in the market price for the Common Stock of the Company.

CUSTOMER CONCENTRATION

     The Company derives a significant portion of its revenues from a relatively limited number of customers. The foundation of the Company's continuing solid waste transportation activities is an exclusive transport contract with Waste Management. The Company anticipates that this contract may account for as much as 80% of the Company's anticipated revenues from continuing operations in fiscal 1999. Although the Company intends to bid on future solid waste transportation contracts for Waste Management and other waste companies as they become available and to use its strategic alliance with Waste Management to capitalize on existing and emerging markets in the growing green waste recycling industry, there can be no assurance that the Company will be successful in obtaining additional transportation and biomass contracts. Further, the Company anticipates that its contract with Waste Management will continue to account for the majority of its transportation revenues for the foreseeable future. The loss of this contract or the failure of Waste Management to continue to provide a reliable stream of biomass for transport would likely have a material adverse effect on the Company's business, operating results and financial condition.

NEED FOR SUBSTANTIAL ADDITIONAL CAPITAL

     The Company's future capital requirements will depend upon many factors, including the Company's ability to obtain new biomass and transportation contracts and customers and to rapidly and orderly execute the Plan. Capital will be necessary to fund the periodic cash requirements of the discontinued operations during the execution of the Plan and to fund the Company's potential transportation and biomass activities. The Company has entered into an escrow arrangement relating to the sale of the Las Palomas property and is attempting to sell or further hypothecate the $10 million note that it obtained upon consummation of a $14.5 million real estate transaction. There can be no assurance that such transactions will be completed or that sufficient financing will be available, on a timely basis, if at all, or on terms acceptable to the Company. If adequate funds are not available, implementation of the Plan and the Company's business strategy could be impeded and the Company may be required to delay, scale back or eliminate its efforts to expand its biomass and transportation activities. Accordingly, the Company's business, financial condition and results of operations could be materially and adversely affected. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, dilution to the existing stockholders of the Company may result.

MANAGEMENT OF CHANGES IN WORK FORCE AND ACTIVITIES; DEPENDENCE UPON KEY
PERSONNEL

     The Company has elected to embark on a major departure from its historic business into the biomass and solid waste transportation businesses in which the Company has relatively little experience. The Company's future success depends to a large extent upon the continued service of certain key managerial employees and the Company's ability to restructure its existing work force and attract and retain highly qualified personnel in connection with the shift in the Company's activities.

     The Company recently terminated its agribusiness employees and hired four individuals with extensive management and operational experience in the biomass and solid waste transportation industries. The Company's ability to succeed in its continuing operations will require it to continue to restructure its existing workforce, hire and integrate new talent experienced in solid waste transportation and biomass activities, and motivate and effectively manage all of its employees. There can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to successfully restructure its existing work force and attract, manage and retain qualified personnel experienced in the Company's continuing operations, the Company's business, operating results and financial condition could be adversely affected.

NASDAQ DELISTING HEARING

     On December 21, 1998, the Company was advised by The Nasdaq Stock
Market, Inc. ("Nasdaq") that because of the Company's failure to file timely with the Securities and Exchange Commission (the "Commission") and Nasdaq this annual report on Form 10-KSB as required by Nasdaq Marketplace Rule 4310(c)(14), the Company's Common Stock was subject to being delisted from The Nasdaq SmallCap Market. On December 29, 1998, the Company requested the opportunity for an oral hearing regarding the potential delisting of the Company's Common Stock. On January 28, 1999, the Company was advised by
Nasdaq that the hearing request was granted and scheduled for March 11, 1999.
At that hearing, the Company must demonstrate its ability to regain compliance with Rule 4310(c)(14) and must demonstrate its ability to sustain long-term compliance with all applicable maintenance criteria. In that regard, the Company has been advised by Nasdaq that Nasdaq may apply additional or more stringent criteria for the continued listing of the Company's Common Stock based on any event, condition or circumstance which makes continued inclusion of the Company's Common Stock in The Nasdaq
SmallCap Market inadvisable or unwarranted in the opinion of Nasdaq, even though the Company's Common Stock may meet all enumerated criteria for continued inclusion in The Nasdaq SmallCap Market. Upon the filing with the Commission and Nasdaq of this Annual Report on Form 10-KSB, a transition report on Form 10-QSB covering the transition period beginning September 1, 1998 and ending on December 31, 1998 (to be filed in connection with the change of the Company's fiscal year end from August 31 to December 31) and amended Form 10-QSBs for the quarterly periods ending November 30, 1997, February 28, 1998 and May 31, 1998 (to be filed in connection with the Company's Plan of Discontinued Operations), which filings shall be made prior to the date of the Nasdaq hearing, the Company believes that as of the date of hearing it will have met all enumerated criteria established by Nasdaq for continued listing of the Company's Common Stock on The Nasdaq SmallCap Market. However, because of Nasdaq's ability to impose additional or more stringent criteria for continued listing, no assurance can be given that the Company will be successful in its attempts to prevent Nasdaq from delisting the Company's Common Stock from The Nasdaq SmallCap Market. In the event the Company is not successful in these attempts, the Company's Common Stock will be delisted from The Nasdaq SmallCap Market.

PAYROLL TAX DELINQUENCIES; RISK OF GOVERNMENT SEIZURE OF ASSETS AND CLOSURE OF COMPANY OPERATIONS

     At February 15, 1999, the Company was delinquent in the remittance of approximately $1.3 million in payroll tax payments for continuing and discontinued operations due to taxing authorities. As a result, the Company is exposed to sanctions, which can be imposed by the Internal Revenue Service and can include seizure of assets and closure of operations. The Company intends to pay these delinquent tax payments with the proceeds from the sale of the Las Palomas subdivision.

ENVIRONMENTAL REGULATION

     It may be necessary to expend considerable time, effort and money to keep the Company's existing or acquired facilities and vehicles in compliance with applicable federal, state and local requirements regulating health, safety, environment, zoning and land use, and as to which there may not be adequate insurance coverages or reserves. If environmental laws become more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory development, the amounts and timing of future environmental expenditures could vary substantially from those currently anticipated.

ITEM 7. FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-62.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

          Name                Age       Position
          ----                ---       --------
     Fred H. Behrens          57        Chairman of the Board, Chief Executive
                                        Officer and Director
     Robert A. Wright         62        President, Chief Operating Officer and
                                        Director
     Eugene W. Tidgewell      49        Chief Financial Officer, Treasurer, Vice
                                        President and Director
     Robin Swanson            42        Secretary
     Marlene A. Tapie         43        Director
     Dale P. Paisley          57        Director
     Marlin T. McKeever       58        Director
     Richard Mora             58        Director
     Mike McDonald            58        Director
     H. Glen Leason           74        Director

     FRED H. BEHRENS has served as the Chairman, Chief Executive Officer, and a director of the Company since 1988 and previously served as Treasurer and Chief Financial Officer of the Company from 1990 to January 1998. Mr. Behrens also serves as the Chairman and a director of Sun Goddess Farms, Inc., a wholly-owned subsidiary of the Company ("SGF"). Mr. Behrens has been actively involved with the Company and its affiliates since August 1979. From 1966 to 1971, Mr. Behrens was on the audit staff of Arthur Andersen & Co.; between 1971 and 1973, he was a principal in a real estate development company; and from 1973 to August 1979, he was employed as a Vice President of an agricultural management company. Mr. Behrens holds a Bachelor of Science degree from the University of Minnesota School of Business Administration. Mr. Behrens is a general partner of Rancho California Partners II, a California limited partnership (the "Partnership"), which filed a voluntary Chapter 11 Reorganization Petition under the federal Bankruptcy Act to resolve certain issues with the Riverside County Tax Assessor's Office on or about March 20, 1996. The decision to file for reorganization was made to protect certain real property owned by the Partnership from foreclosure while the property was being reappraised. The issues raised in the Petition have been favorably resolved and the Partnership has dismissed the Petition.

     ROBERT A. WRIGHT has served as the President, Chief Operating Officer, and a director of the Company since 1988. Mr. Wright also serves as the President and a director of SGF. During the past 25 years Mr. Wright has been, and continues to be, a principal in and the President of a farm equipment manufacturing company located in central Illinois. Mr. Wright also served as general partner or co-general partner for several agricultural real estate partnerships which were not organized by the Company or its affiliates.
Mr. Wright holds a Bachelor of Science degree in Business (Management and Finance) from the University of Colorado. Mr. Wright is a general partner of the Partnership which filed a voluntary Chapter 11 Reorganization Petition under the federal Bankruptcy Act to resolve certain issues with the Riverside County Tax Assessor's Office on or about March 20, 1996. The decision to file for reorganization was made to protect certain real property owned by the Partnership from foreclosure while the property was being reappraised. The issues raised in the Petition have been favorably resolved and the Partnership has dismissed the Petition.

     MARLENE A. TAPIE has served as a director of the Company since 1988. Between 1979 and 1994, she served in various capacities including Vice President, Executive Secretary to the Chairman and Office Administrator. From 1992 through 1995, Ms. Tapie owned and operated a clothing company, Marlene & Company. In October 1994 she and her husband, Alan Tapie, a PGA golf professional, purchased a controlling interest in Buena Park Golf Center, a golf course and driving range located in Buena Park, California. Ms. Tapie also acts as Director of Operations for Morgan

Rae, Inc., a publishing company located in Mission Viejo, California, which specializes in greeting cards and other paper gift items that are marketed and distributed worldwide.

     DALE P. PAISLEY has served as a director of the Company since February 1997. From December 1995 to April 1997, he was Chief Financial Officer and from September 1996 to April 1997 a director of TravelMax International, Inc. From May 1993 to December 1995, Mr. Paisley provided accounting and financial consulting services to Pacific Snax Corporation. From mid-1991 through mid-1993, Mr. Paisley was Chief Operating Officer of CMS Capital Ventures, a Newport Beach, California firm specializing in providing financial and asset-management services to the Resolution Trust Corporation and the Federal Deposit Insurance Corporation. During the past 5 years, Mr. Paisley has also provided financial consulting services to companies such as Telluride Management Solutions, Directors Mortgage Loan Company and Admor Memory Corporation. From 1977 to 1991, Mr. Paisley was a partner in the "Big 5" accounting firm of Coopers & Lybrand. Mr. Paisley directed that firm's mergers and acquisitions practice and was responsible for services provided to Shearson Lehman Brothers. Mr. Paisley holds a Bachelor of Arts degree in Accounting from San Diego State University and is a CPA. On August 15, 1997, a complaint for damages was filed by TravelMax International, Inc. in the Superior Court of Orange County, California which alleges that certain conduct by the therein specified defendants, including
Mr. Paisley, purportedly resulted in damages to TravelMax International, Inc. in an unascertained amount, but believed to be in excess of $13,000,000. The causes of action alleged in that complaint against Mr. Paisley are (i) fraud, (ii) breach of fiduciary duty, (iii) negligence, (iv) conversion, (v) misappropriation of funds, (vi) money had and received, (vii) unjust enrichment, and (viii) determination of a constructive trust. Mr. Paisley denies the allegations specified in that complaint. Moreover, Mr. Paisley believes he has been released from liability by TravelMax International, Inc. for his conduct while in its service.

     MARLIN T. MCKEEVER has served as a director of the Company since February 1997. Mr. McKeever has been the Vice President of Sales at Andreini & Company, an insurance brokerage firm located in Orange County, California, since 1989. Prior to that Mr. McKeever was Vice President of another insurance brokerage firm, Johnson & Higgins, also located in Orange County, California. Mr. McKeever was also a professional football player with several teams, including the Los Angeles Rams, Minnesota Vikings and Washington Redskins, from 1961 through 1973. Mr. McKeever holds a Bachelors Degree in Finance from the University of Southern California, a Masters Degree in Business from the University of Southern California and has been licensed as an insurance broker in California since 1974.

     RICHARD MORA has served as a director of the Company since April 1998. Prior to that, Mr. Mora served as President and Chief Operating Officer of Coastcast Corporation from 1995 to 1998 and served as President and Chief Executive Officer of Coastcast Corporation during 1998. From 1992 to 1995, Mr. Mora was Chief Operating Officer of Pharmavite Corporation, a manufacturer and distributor of nutritional supplements. Prior to that, Mr. Mora had held various sales and management positions with Bergen Brunswig from 1969 to 1992. Mr. Mora holds a Bachelor of Arts Degree from Occidental College.

     MIKE MCDONALD has served as a director of the Company since June 1998. Mr. McDonald was employed by Baxter International of Deerfield, Illinois from 1967 to 1993, advancing from Sales Representative to Vice President, Sales and Sales Operations of that company's I.V. Systems Division. From 1991 to 1994, Mr. McDonald was President of CareMark Therapeutic Services, a division of Baxter International of Redlands, California. Mr. McDonald served as Vice President for Disease Management from 1994 when CareMark Therapeutic Services was spun off from Baxter International until 1997 when CareMark Therapeutic Services was acquired by MedPartners. Mr. McDonald is on the Advisory Board of the University of Southern California School of Pharmacy and the Boards of Directors of InfoCare, Inc. and Millenium Health, Inc. Mr. McDonald holds a Bachelors Degree in Public Administration from the University of Southern California.

     EUGENE W. TIDGEWELL has served as the Chief Financial Officer and Treasurer and as a Vice President of the Company since January 1998 and has served as a Director of the Company since February 1999. Mr. Tidgewell was an audit manager at Kelly & Company, the Company's independent auditors, from 1989 to 1998.
Mr. Tidgewell holds a Bachelor of Science Degree in Business Administration (Accounting) from the University of Notre Dame and is a Certified Public Accountant in the State of California.

     H. GLEN LEASON has served as a director of the Company since February 1999. From 1984 to the present, Mr. Leason has served as a Senior Vice President with Torrey Pines Securities. Prior to that, Mr. Leason served in the United States Navy Submarine Service from 1943 to 1946, was a securities broker with Leason & Company in Chicago, Illinois from 1946 through 1960, eventually becoming Vice President for its initial public offering department in Newport Beach, California, was a Vice President in the initial public offering department at R.J. Henderson & Co. in Newport Beach, California from 1960 to 1966, was an Emerging Growth Stock Vice President with Jefferies & Co. in Newport Beach, California from 1966 until Jefferies & Co. was purchased in 1969, and rejoined Leason & Company as President until 1973. From 1973 to 1978, Mr. Leason retired and worked as a private consultant. From 1978 to 1984, Mr. Leason worked with Wedbush Securities and then with McDonald, Krieger & Bowyer in Beverly Hills, California. Mr. Leason completed various courses at Northwestern University and Loyola Marymount University, is a registered representative with the NASD and holds a principal's license.

     ROBIN SWANSON has served as Corporate Secretary of the Company since May 1996. Ms. Swanson is also the Company's Office Administrator. From 1993 to 1996, Ms. Swanson served as the Office Manager for Swanson Financial Group, LLP in Palm Desert, California. From 1982 to 1993, Ms. Swanson worked in the capacity of Executive Secretary and Office Manager in Houston, Texas for The Horne Company Realtors, Real Vest Corporation, Eastdil Realty, Inc. and Nevins, Inc. From 1979 to 1982, Ms. Swanson served as Purchasing Agent for Phi-Technologies located in Oklahoma City, Oklahoma.

     All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's Common Stock ("reporting persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

     Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended August 31, 1998 and thereafter, or any written representations received by the Company from reporting persons that no other reports were required, the Company believes that, during the Company's 1998 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with except that Mr. Behrens, the Company's Chairman and Chief Executive Officer, inadvertently failed to file on a timely basis a Form 4 with respect to purchases of an aggregate of 3,800 shares in October 1998; Gene Tidgewell, the Chief Financial Officer and Treasurer and a Vice President of the Company, failed to file on a timely basis a Form 4 with respect to the repricing of a stock option; Mike McDonald, a director of the Company, failed to file on a timely basis a Form 4 with respect to his purchase of 3,000 shares in September 1998; Marlin McKeever, a director of the Company, failed to file on a timely basis a Form 4 with respect to his wife's purchase of 1,000 shares in December 1997; and each member of the Board of Directors inadvertently failed to file on a timely basis Form 4s with respect to a grant to each member on August 28, 1998 of options to purchase up to 15,000 shares of the Company's Common Stock. In December 1998, each of these persons filed late Form 4s reflecting these transactions.

ITEM 10. EXECUTIVE COMPENSATION.

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company of the Company's Chief Executive Officer and the only other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended August 31, 1996, 1997 and 1998.

                             SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                              ------------------------------------------
                                                      Other Annual
         Name and                       Salary(1)     Compensation
     Principal Position       Year         ($)            ($)(2)
     ------------------       ----      --------    ----------------
     Fred H. Behrens          1998      152,500       15,864
      Chairman and Chief      1997      120,000        5,724
      Executive Officer       1996      120,000        8,994

     Robert A. Wright         1998      133,081       15,080
       President and Chief    1997      120,000       11,519
       Operating Officer      1996      120,000       23,038

---------------
(1) Effective September 1, 1998, Messrs. Behrens and Wright agreed to reduce their annual salaries to $75,000.

(2) Includes premiums paid by the Company pursuant to $2.0 million key person insurance policies on each of the lives of Messrs. Behrens and Wright. According to the provisions of those policies, $2.0 million would be paid upon the death of either Messrs. Behrens or Wright, of which $1.0 million would be paid to the Company and $1.0 million would be paid to each insured's beneficiaries.

STOCK OPTION GRANTS IN 1998

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1997 Stock Option Plan during fiscal 1998 to each of the Named Executives. The Company has never granted any stock appreciation rights.

                          OPTION GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                        --------------------------------------------------------

                         Number of       Percent of
                        Securities          Total
                        Underlying         Options        Exercise
                         Options         Granted to        or Base
                         Granted        Employees in        Price     Expiration
       Name                (#)           Fiscal Year        ($/Sh)        Date
       ----              -------        -------------       ------    ----------
Fred H. Behrens          15,000              4.5%           $3.00       8/28/08

Robert A. Wright         15,000              4.5%           $3.00       8/28/08


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at August 31, 1998 and the value of unexercised in-the-money options at August 31, 1998 for the Named Executives in the Summary Compensation Table above. The Named Executives did not hold any stock appreciation rights during fiscal 1998.

                        FISCAL YEAR-END OPTION VALUES

                       Number of Securities Underlying
                                 Unexercised             Value of Unexercised
                              Options at Fiscal              in-the-Money
                                 Year-End(#)               Options at Fiscal
                                 Exercisable/                 Year-End($)
                                Unexercisable                Exercisable/
       Name                    ---------------             Unexercisable(1)
       ----                                                ----------------
 Fred H. Behrens                246,955/15,000                $345,737/$0

 Robert A. Wright               175,928/15,000                $246,299/$0


---------------
(1) Based upon the closing price of the Company's Common Stock on August 28, 1998.

DIRECTORS' COMPENSATION

     The Company's outside directors receive $500 per meeting of the Board of Directors and $250 per meeting of any committee of the Board of Directors. In addition, each member of the Board of Directors received options on August 28, 1998 to purchase up to 15,000 shares of the Company's Common Stock at $3.00 per share, the then closing price of the Company's Common Stock. Effective August 28, 1998, options to purchase up to an aggregate of 50,000 shares of the Company's Common Stock that were granted to the Company's outside directors at various times between March 1997 and June 1998 pursuant to the Company's 1994 and 1997 Stock Option Plans were canceled without consideration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 1, 1999, certain information with respect to (i) each director of the Company, (ii) the Named Executives and
(iii) all directors and executive officers of the Company as a group. Other than as described below, no other person is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission. Each person set forth below is a director of the Company.


                                      AMOUNT AND NATURE
NAME AND ADDRESS                   OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
OF BENEFICIAL OWNER                   OF COMMON STOCK(1)          OF COMMON STOCK
-------------------                -----------------------       ----------------
Fred H. Behrens(2)                      1,051,291                     13.09%
52300 Enterprise Way
Coachella, California 92236

Robert A. Wright(3)                       864,507                     10.86%
52300 Enterprise Way
Coachella, California 92236

H. Glen Leason(4)                         102,770                          *
77-955 Calle Arroba
La Quinta, California 92253

Marlene Tapie(5)                           89,167                          *
52300 Enterprise Way
Coachella, California 92236

Eugene W. Tidgewell(6)                     20,000                          *
52300 Enterprise Way
Coachella, California 92236

Mike McDonald                               3,000                          *
52300 Enterprise Way
Coachella, California 92236

Marlin McKeever(7)                          1,000                          *
52300 Enterprise Way
Coachella, California 92236

Dale Paisley                                   __                         __
52300 Enterprise Way
Coachella, California 92236

Richard Mora                                   __                         __
52300 Enterprise Way
Coachella, California 92236

All Directors and Executive
Officers as a group (10 persons)(8)     2,134,235                     25.73%


---------------
*    Represents less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after March 1, 1999 are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
(2) Includes 583,681 shares of Common Stock held by Behrens Partners, Ltd., a family limited partnership controlled by Mr. Behrens. Also includes (i) 207,355 shares of Common Stock held in escrow on behalf of Mr. Behrens,
     (ii) 13,300 shares held in an IRA account, and (iii) 246,955 shares of Common Stock underlying options.
(3) Includes (i) 110,654 shares of Common Stock held by Wright Family Partners, Ltd., a family limited partnership controlled by Mr. Wright, (ii) 447,533 shares of Common Stock held in escrow on behalf of Mr. Wright, (iii) 130,392 shares held in an IRA account, and (iv) 175,928 shares of Common Stock underlying options.
(4) Includes 33,120 shares of Common Stock underlying 18,400 shares of Series A 9% Convertible Preferred Stock that are convertible and 69,650 shares of Common Stock held in an IRA account.
(5)  Includes 31,250 shares of Common Stock underlying options.
(6)  Represents 20,000 shares of Common Stock underlying options.
(7) Represents 1,000 shares held by Mr. McKeever's wife, over which Mr. McKeever disclaims beneficial ownership.
(8) Includes 476,633 shares of Common Stock underlying options and 33,120 shares of Common Stock underlying 18,400 shares of Series A 9% Convertible Preferred Stock that are convertible.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Between 1981 and 1986, the Company, in its capacity as general partner and/or placement agent, raised approximately $200 million in private placement syndications. This syndication activity resulted in the formation of approximately 137 limited partnerships, which acquired real estate for agribusiness or development and resale purposes. Partnership liquidations have reduced this total to 17 limited partnerships as of August 31, 1998. The Company expects that all but five of the limited partnerships will file final tax returns for calender 1998 pursuant to liquidation plans that are now in process, and that the remaining five partnerships will be terminated in fiscal 1999.

     As a result of the liquidation of various partnerships, the Company acquired much of the acreage of those liquidated partnerships for (i) payment of promissory notes payable to the Company from those liquidated partnerships, (ii) Common Stock of the Company, (iii) preferred stock of the Company, or (iv) purchase money promissory notes from the Company. Much of the Company's business during fiscal 1998 consisted of managing the (a) operating vineyard properties acquired from those liquidated partnerships and (b) remaining affiliated limited partnerships. Therefore, much of the Company's revenues during fiscal 1998 were derived from agribusiness land management and management of land acquired for development or resale, activities which are planned to be discontinued pursuant to the Plan. The Company also was eligible to participate in any appreciation, subject to certain provisions relating to limited partners' returns, realized in the sale of land acquired for development or resale.

     Pursuant to the Company's management relationship with the remaining affiliated limited partnerships, those partnerships were indebted to the Company during fiscal 1998 in the form of promissory notes, accounts receivable and other advances. Accounts receivable by the Company from limited partnerships consisted primarily of costs incurred by the Company on behalf of those limited partnerships and advances to those limited partnerships. Those costs and advances totaled $9,091,834 at August 31, 1998, are due on demand, and are without interest. The Company has promissory notes and advances payable to the limited partnerships occurring from farming activities. On August 31, 1998, the advances and notes payable to related parties were $1,614,558 and $2,409,469, respectively, compared with $620,000 of advances and $2,196,027 of notes payable at August 31, 1997. The August 31, 1998 balance sheet includes an unsecured promissory note payable in November 1998 to an employee in the amount of $370,189, with interest at 8% during fiscal 1998.

     On November 30, 1995, the Company acquired a 50% interest in PS III Farms, L.L.C., which leases 6,490 acres to one of the limited liability company members which is not affiliated with the Company. The lease expires September 30, 1999 and has a renewal option with terms subject to mutual agreement. The primary crop grown on the farm is potatoes. Consistent with the Plan, the Company intends to sell its 50% interest to its partner during fiscal 1999, and negotiations are in process.

     The Company holds a 99% ownership interest in Las Palomas Country Club Estates LLC, a California limited liability company, which acts as the development entity for the golf course owned by an affiliated partnership and a residential building lot development in Texas which is owned by Lake Valley. Fred H. Behrens, Chairman, Chief Executive Officer, director, and principal shareholder of the Company holds a 1% ownership interest in Las Palomas Country Club Estates LLC. The Company also holds a 99% ownership interest in AMCOR Builders LLC, which manages the construction operations of the Company in Texas. Robert A. Wright, President, Chief Operating Officer, director and principal shareholder of the Company holds a 1% ownership interest in AMCOR Builders LLC. The Company holds a 99% ownership interest in AMCOR Biomass Farms LLC. Enterprise Packing Company ("EPC") owns 442 limited partnership interests issued by Lake Valley. Mr. Behrens and Mr. Wright are the only general partners of Lake Valley and EPC. There are 2,600 limited partnership interests of Lake Valley presently issued and outstanding. Therefore, by attribution of their ownership interests in EPC, Messrs. Behrens and Wright jointly own 17% of the issued and outstanding limited partnership interests of Lake Valley.

     In December 1997, Messrs. Behrens and Wright agreed, at the lenders' request, to personally guarantee $4,250,000 of debt financing obtained by the Company from GMAC Credit Corporation and TexStar Bank in connection with the Las Palomas golf course/subdivision project. In consideration for the guarantee, the Company agreed to pay to Messrs. Behrens and Wright a loan guarantee fee in the aggregate amount of $212,500. Messrs. Behrens and Wright assigned to the Company their rights to this guarantee fee effective August 31, 1998 as described below in this Item 12.

     Mr. Wright loaned the Company $140,158.50 as evidenced by an unsecured promissory note dated August 26, 1998, payable on December 31, 1999 with interest at 10% per annum. Wright Family Partners, Ltd., a family limited partnership controlled by Mr. Wright ("WFPL"), loaned the Company $400,000 as evidenced by an unsecured promissory note dated August 1, 1998, payable July 31, 1999 with interest at 12% per annum and an origination fee of $20,000. Mr. Behrens loaned the Company $815,184 as evidenced by an unsecured promissory note dated June 1, 1998, payable on December 31, 2001 with interest at 10% per annum. Mr. Behrens advanced the Company $90,000 as evidenced by an unsecured promissory note dated June 1, 1998 payable on December 31, 2001 with interest at 10% per annum accruing on (i) $40,000 from January 12, 1998, (ii) $25,000 from May 21, 1998 and (iii) $25,000 from May 22, 1998. The interest rate on each of these notes was reduced to 8% per annum effective August 31, 1998 as described below in this Item 12.

     The Company made advances to EPC during fiscal 1998 in the amount of $651,029. At August 31, 1998, $913,632 remained unpaid and outstanding. This debt was memorialized in an unsecured promissory note dated September 1, 1998 made by EPC in favor of the Company, payable on January 1, 2000 with interest at 8% per annum as described in the following paragraph.

     The Company entered into an agreement effective as of August 31, 1998 among the Company, EPC, Messrs. Behrens and Wright and WFPL. Pursuant to the agreement: (i) EPC assigned to the Company all right, title and interest in and to amounts due to EPC from Lake Valley in connection with the financing of the Las Palomas project; (ii) Messrs. Behrens and Wright assigned to the Company all right, title and interest in and to the $212,500 loan guarantee fee relating to the Las Palomas financing and in and to a $336,000 loan guarantee fee promised to Messrs. Behrens and Wright in April 1996 in connection with their agreement to guarantee certain restructured indebtedness relating to the 600-acre parcel of land located in Rancho California that was sold by the Company in August 1998; (iii) the amount due from EPC to the Company in connection with advances described in the preceding paragraph was reduced by the value of the rights assigned by EPC, Messrs. Behrens and Wright and WFPL as described in clauses (i) and (ii) above (the "Reduced EPC Debt"); (iv) the interest rates payable by the Company in connection with notes payable by the Company to each of Messrs. Behrens and Wright and WFPL as described above in this Item 12 were reduced to 8% per annum from rates of 10% and 12%; (v) the Reduced EPC Debt was memorialized in an unsecured promissory note dated September 1, 1998, payable on January 1, 2000 with interest at the rate of 8% per annum; (vi) Messrs. Behrens and Wright and WFPL agreed not to require repayment prior to January 1, 2000 of any amounts due under or in connection with the notes and advances referred to in clause (iii) above in excess of the Reduced EPC Debt; and (vii) the Company agreed not to require repayment prior to January 1, 2000 of amounts due under or in connection with the Reduced EPC Debt.

     Effective February 28, 1998, the Company retired an aggregate of 404,414 shares of Series B Convertible Preferred Stock that were issued to three affiliated limited partnerships as part of a transaction arranged by the Company pursuant to which the Company agreed to reduce the amount of debt owed to the Company by Lake Valley by $4,044,140 in exchange for the issuance by Lake Valley to the partnerships of promissory notes collateralized by a first priority security interest in certain real property owned by Lake Valley and the payment by Lake Valley to the Company of a financing fee of approximately $417,000. Subsequently, Lake Valley inadvertently failed to record the partnerships' security interest in the real property prior to the recordation by a third party of a security interest in the real property. In light of the inability of Lake Valley to provide to the partnerships a first priority security interest in the real property, the Company rescinded the foregoing transactions and reissued the 404,414 shares of Series B Convertible Preferred Stock effective as of February 28, 1998. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one fully paid nonassessable share of the Company's Common Stock. In addition, each share of Series B Convertible Preferred Stock is automatically converted into one fully paid nonassessable share of Common Stock upon a change in control during any twelve month period or upon sale of all or substantially all of the assets of the Company.

     The Company rents its corporate headquarters and table grape processing cold storage facility from EPC, a general partnership controlled by Messrs. Behrens and Wright, at an annual rental of $156,000. The Company and EPC are in the process of renegotiating the terms of this rental agreement to provide for an annual rental of $36,000 for the Company for executive office space only. See "Description of Property."

     H. Glen Leason has been a director of the Company since February 1999 and a Senior Vice President of Torrey Pines Securities since 1984. As a Senior Vice President at Torrey Pines Securities, Mr. Leason received from Torrey Pines Securities approximately $75,000 in gross commissions for assisting the Company in its September 1997 offering of shares of Series A 9% Convertible Preferred Stock.

     On October 22, 1998, the Company confirmed in writing to Mr. Leason the arrangement between the Company and Mr. Leason concerning the proposed sale or hypothecation of the Company's $10 million note receivable secured by the 600-acre parcel of land in Rancho California sold by the Company in August 1998. The arrangement allows for a 2% placement fee to be paid to Mr. Leason from the proceeds of the sale or hypothecation of the note if Mr. Leason's efforts to locate a suitable financing party are successful.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF AUGUST 31, 1998 AND 1997
                AND FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Financial Statements for USA Biomass Corporation:

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

         Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . F-5

         Statements of Shareholders' Equity . . . . . . . . . . . . . . . . . . F-6

         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . F-8

Notes to the Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . F-12


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of USA Biomass Corporation

We have audited the accompanying consolidated balance sheets of USA Biomass Corporation (formerly AMCOR Capital Corporation) and its subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Biomass Corporation (formerly AMCOR Capital Corporation) and subsidiaries as of August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 2, and 3, the Company has discontinued substantially all of the business operations in which it was engaged to concentrate on further development of its biomass line of business. The Company's continuing operations have incurred losses and negative cash flows from operations since its inception in fiscal year 1997. In addition, the Company is delinquent in the payment of payroll tax deposits as described in
Note 12. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans (unaudited) in regard to these matters are also described in Management's Discussion and Analysis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
February 22, 1999

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                         CONSOLIDATED BALANCE SHEETS
                           AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                    ASSETS


                                                         1998                 1997
                                                         ----                 ----
Current assets:

  Cash and equivalents                              $   827,771          $   179,866

  Accounts receivable                                   335,534              121,444

  Due from officers and directors (Note 4)              913,632               54,946

  Income taxes recoverable                              292,639                 -

  Other current assets                                  169,305              830,867

  Net current assets of discontinued
     operations (Note 3)                              7,398,855            6,815,361
                                                     ----------          -----------

    Total current assets                              9,937,736            8,002,484

Property and equipment, net                           3,794,830            3,250,838

Note receivable, noncurrent (Note 5)                  7,250,000                 -

Other assets                                             30,181               41,125

Intangible assets, net                                  458,332                 -

Net noncurrent assets of discontinued
     operations (Note 3)                                   -              15,558,294
                                                     ----------          -----------

TOTAL ASSETS                                        $21,471,079          $26,852,741
                                                     ----------          -----------
                                                     ----------          -----------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                         CONSOLIDATED BALANCE SHEETS
                           AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         1998                    1997
                                                         ----                    ----
Current liabilities:
  Accounts payable:
    Officer and director                            $     90,000           $     97,669
    Others                                             1,266,257              1,458,133
  Payroll taxes payable                                1,065,005                977,448
  Accrued remediation costs                              507,000                   -
  Line of credit                                         249,610                   -
  Notes payable:
    Related parties                                    1,466,994                974,452
    Officers and directors                               400,000                395,708
    Other                                                836,680              1,438,594
  Capitalized lease obligations                          360,400                274,556
  Income taxes payable                                     3,200              1,036,400
  Accrued interest                                       162,845                344,428
                                                     -----------             ----------
    Total current liabilities                          6,407,991              6,997,388

Deferred income taxes                                      -                     55,894
Notes payable, net of current portion:
  Related parties                                        825,864                825,866
  Officers and directors                                 955,343
  Employee                                               370,189                450,000
  Other                                                  470,777                515,026
Capitalized lease obligations, net of current
  portion                                                931,557                488,731
Net noncurrent liabilities of discontinued
  operations (Note 3)                                  2,654,213                   -
                                                     -----------             ----------
TOTAL LIABILITIES                                     12,615,934              9,332,905
                                                     -----------             ----------
                                                     -----------             ----------

Commitments and contingencies

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                         CONSOLIDATED BALANCE SHEETS
                           AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED

                                                                                           1998                 1997
                                                                                           ----                 ----
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

     Series A, 9% Convertible Preferred Stock, $0.01 par value; cumulative nonvoting, $7,475,000 aggregate liquidation preference; 812,500 shares authorized, 747,500 shares
     issued and outstanding                                                                   7,475                 -

     Series B, 6% Convertible Preferred Stock, $0.01 par value; cumulative nonvoting, $4,044,140 aggregate liquidation preference; 750,000 shares authorized, 404,414 shares
     issued and outstanding                                                                   4,044                  4,044

  Common stock, $0.002 par value; 25,000,000 shares authorized, 7,761,385 and
     7,172,974 shares issued, 7,737,135 and 7,172,974 shares outstanding at
     August 31, 1998 and 1997, respectively                                                  15,522                 14,345

  Additional paid-in capital                                                             21,970,023             14,242,065
  Accumulated earnings (deficit)                                                        (13,023,580)             3,259,382
  Treasury stock, at cost (24,250 common shares
     at August 31, 1998)                                                                   (118,339)                -
                                                                                       ------------           ------------
       Total shareholders' equity                                                         8,855,145             17,519,836
                                                                                       ------------           ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 21,471,079           $ 26,852,741
                                                                                       ------------           ------------
                                                                                       ------------           ------------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                          1998                    1997
                                                                                          ----                    ----
Biomass revenues                                                                       $  2,005,611           $    380,129
                                                                                       ------------           ------------
Costs and expenses:
  Cost of revenues                                                                        2,665,206                987,833
  General and administrative expenses                                                     3,228,682              1,656,930
  Loss from asset impairment                                                              1,971,123                 -
  Loss on sale of assets                                                                    365,990                 -
  Interest expense, net of interest income                                                  661,889                476,699
                                                                                       ------------           ------------
                                                                                          8,892,890              3,121,462
                                                                                       ------------           ------------
Loss from continuing operations
 before income taxes                                                                     (6,887,279)            (2,741,333)
Benefit from income taxes                                                                 1,048,475                613,219
                                                                                       ------------           ------------
Loss from continuing operations                                                          (5,838,804)            (2,128,114)
                                                                                       ------------           ------------
Discontinued operations (Note 3):
  Income (loss) from discontinued operations,
     net of tax of $1,242,530 in
     1997 (Note 10)                                                                      (7,068,069)             4,304,480
  Loss from disposal of discontinued
       operations (Note 10)                                                              (2,878,813)                -
                                                                                       ------------           ------------
                                                                                         (9,946,882)             4,304,480
                                                                                       ------------           ------------


NET INCOME (LOSS)                                                                      $(15,785,686)          $  2,176,366
                                                                                       ------------           ------------
                                                                                       ------------           ------------

LOSS FROM CONTINUING OPERATIONS PER COMMON
 SHARE, BASIC AND DILUTED                                                                 $(0.88)                $(0.41)
                                                                                       ------------           ------------
                                                                                       ------------           ------------

NET INCOME (LOSS) PER COMMON SHARE,
 BASIC AND DILUTED                                                                        $(2.19)                  $0.29
                                                                                       ------------           ------------
                                                                                       ------------           ------------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                               Series A   Series B                     Common          Series A     Series B
                              Preferred  Preferred      Common         Treasury        Preferred   Preferred       Common
                               Shares      Shares        Shares         Shares          Stock       Stock          Stock
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
BALANCE, AUGUST 31, 1996          -       628,972     11,596,566            -               -      $    6,290     $  23,193
Shares issued
  under consulting
  agreement                       -             -        400,000            -               -               -           800
One for two reverse stock
  split (including effect
  of fractional shares)           -             -     (5,998,283)           -               -               -       (11,997)
Shares issued upon
  exercise of options             -             -         30,000            -               -               -            60
Shares issued in
  acquisition of
  partnership net assets          -             -        176,187            -               -               -           352
Shares issued in exchange
  for interest in affiliated
  partnership                     -             -         94,830            -               -               -           190
Shares issued in
  payment for debt                -             -        912,622            -               -               -         1,825
Preferred Stock retired
  as payment of
  receivable                      -      (171,983)             -            -               -          (1,720)            -
Common stock retired
  as payment of
  receivable                      -             -       (200,000)           -               -               -          (400)
Shares issued upon
  acquisition of
  partnership net  assets         -       (52,575)       161,052            -               -            (526)          322
Series B Preferred
  Stock dividends                 -             -              -            -               -               -             -
Net income                        -             -              -            -               -               -             -
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
BALANCE, AUGUST 31, 1997          -       404,414      7,172,974            -               -         $ 4,044      $ 14,345
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
                             ----------  ---------    ----------       ---------       ---------   ----------     --------


                                 Treasury     Additional
                                 Common        Paid-in            Accumulated
                                 Stock         Capital         Earnings (Deficit)        Total
                                --------     ------------      ------------------    -------------
BALANCE, AUGUST 31, 1996              -      $  11,150,064        $  1,454,399        $ 12,633,946
Shares issued
  under consulting
  agreement                           -            359,200                   -             360,000
One for two reverse stock
  split (including effect
  of fractional shares)               -             11,997                   -                   -
Shares issued upon
  exercise of options                 -             60,740                   -              60,800
Shares issued in
  acquisition of
  partnership net assets              -          1,042,648                   -           1,043,000
Shares issued in exchange
  for interest in affiliated
  partnership                         -            394,536                   -             394,726
Shares issued in
  payment for debt                    -          3,790,853                   -           3,792,678
Preferred Stock retired
  as payment of
  receivable                          -         (1,718,110)                  -          (1,719,830)
Common stock retired
  as payment of
  receivable                          -           (850,067)                  -            (850,467)
Shares issued upon
  acquisition of
  partnership net  assets             -                204                   -                   -
Series B Preferred
  Stock dividends                     -                  -            (371,383)           (371,383)
Net income                            -                  -           2,176,366           2,176,366
                                --------     ------------      ------------------    -------------
BALANCE, AUGUST 31, 1997              -       $ 14,242,065        $  3,259,382        $ 17,519,836
                                --------     ------------      ------------------    -------------
                                --------     ------------      ------------------    -------------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------------------------------------------

                               Series A   Series B                     Common          Series A     Series B
                              Preferred  Preferred      Common         Treasury        Preferred   Preferred       Common
                               Shares      Shares        Shares         Shares          Stock       Stock          Stock
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
BALANCE, AUGUST 31, 1997             -    404,414      7,172,974             -                -    $ 4,044        $  14,345
Issuance of Series A
  9% Convertible
  Preferred Stock              747,500          -              -             -          $ 7,475          -               -
Shares issued upon
  exercise of options                -          -         31,250             -                -          -              63
Shares issued in
  payment of debt                    -          -         14,927             -                -          -              30
Shares issued for the
  acquisition of
  TransPacific
  Environmental, Inc.                -          -        406,109             -                -          -             812
Shares issued in
  settlement of
  litigation                         -          -        144,000             -                -          -             288
Options on common
  stock granted to
  nonemployees for
  consulting and other
  services                           -          -              -             -                -          -               -
Treasury shares
  acquired                           -          -              -       (24,250)               -          -               -
Shares reacquired
  and retired                        -          -         (7,875)            -                -          -             (16)
Series A Preferred
  Stock dividends                    -          -              -             -                -          -               -
Net loss                             -          -              -             -                -          -               -
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
BALANCE, AUGUST 31, 1998       747,500    404,414      7,761,385       (24,250)         $ 7,475    $ 4,044        $ 15,522
                             ----------  ---------    ----------       ---------       ---------   ----------     --------
                             ----------  ---------    ----------       ---------       ---------   ----------     --------

                                Treasury       Additional
                                 Common         Paid-in            Accumulated
                                 Stock          Capital         Earnings (Deficit)        Total
                                --------     ------------      ------------------    -------------

BALANCE, AUGUST 31, 1997           -        $ 14,242,065        $  3,259,382        $ 17,519,836
Issuance of Series A
  9% Convertible
  Preferred Stock                  -           6,161,869                   -           6,169,344
Shares issued upon
  exercise of options              -              62,437                   -              62,500
Shares issued in
  payment of debt                  -              70,869                   -              70,899
Shares issued for the
  acquisition of
  TransPacific
  Environmental, Inc.              -           1,195,030                   -           1,195,842
Shares issued in
  settlement of
  litigation                       -              83,093                   -              83,381
Options on common
  stock granted to
  nonemployees for
  consulting and other
  services                         -             187,500                   -             187,500
Treasury shares
  acquired                     $(118,339)              -                   -            (118,339)
Shares reacquired
  and retired                      -             (32,840)                  -             (32,856)
Series A Preferred
  Stock dividends                  -                   -            (497,276)           (497,276)
Net loss                           -                   -         (15,785,686)        (15,785,686)
                                --------     ------------      ------------------    -------------
BALANCE, AUGUST 31, 1998       $(118,339)   $ 21,970,023        $(13,023,580)       $  8,855,145
                                --------     ------------      ------------------    -------------
                                --------     ------------      ------------------    -------------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                                                                       1998                       1997
                                                                                       ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $(15,785,686)               $2,176,366
  Add loss (deduct income) from discontinued
   operations                                                                         9,946,882                (4,304,480)
                                                                                   ------------                ----------
  Net loss from continuing operations                                                (5,838,804)               (2,128,114)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                        316,229                    57,163
    Amortization                                                                         41,668                     -
    Loss on impairment of assets                                                      1,971,123                     -
    Loss on sale of assets                                                              365,990                     -
    Provision for settlement expense                                                    112,129                     -
    Stock options granted to nonemployees for
      consulting and other services                                                     187,500                     -
  Decrease (increase) in assets, net of effect of
   acquisition of TransPacific Environmental, Inc.:
    Accounts receivable                                                                 (97,855)                  (93,064)
    Income taxes recoverable                                                           (292,639)                    -
    Other current assets                                                                710,093                   127,816
    Due from related parties                                                            239,887                (2,280,033)
    Other assets                                                                          2,782                   (41,130)
  Increase (decrease) in liabilities, net of effect of
   acquisition of TransPacific Environmental, Inc.:
    Accounts payable                                                                   (400,579)                1,260,505
    Payroll taxes payable                                                                87,557                   921,017
    Income taxes payable                                                             (1,033,200)                 (543,965)
    Accrued interest payable                                                           (181,583)                 (160,589)
    Deferred taxes                                                                      (55,894)                  (68,437)
                                                                                   ------------                ----------

  NET CASH USED IN OPERATING
   ACTIVITIES OF CONTINUING OPERATIONS                                               (3,865,596)               (2,948,831)
  NET CASH USED IN OPERATING
   ACTIVITIES OF DISCONTINUED OPERATIONS                                             (6,105,493)                 (195,183)
                                                                                   ------------                ----------

CASH USED IN OPERATING ACTIVITIES                                                    (9,971,089)               (3,144,014)
                                                                                   ------------                ----------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                                                                       1998                       1997
                                                                                       ----                       ----
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 $(142,777)              $(1,289,887)
  Sales of property and equipment                                                       101,393                    -
  Acquisition of TransPacific Environmental, Inc.,
   net of cash acquired                                                                (398,154)                   -
                                                                                      ---------               -----------
  NET CASH USED IN INVESTING
   ACTIVITIES OF CONTINUING OPERATIONS                                                 (439,538)               (1,289,887)
  NET CASH PROVIDED BY INVESTING
   ACTIVITIES OF DISCONTINUED OPERATIONS                                              4,199,029                 1,543,698
                                                                                      ---------               -----------

CASH PROVIDED BY INVESTING OPERATIONS                                                 3,759,491                   253,811
                                                                                      ---------               -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from line of credit                                                          249,610                    -
  Proceeds from notes and loans                                                       2,229,065                 1,767,516
  Repayment of notes and loans                                                       (3,541,141)                 (267,151)
  Dividends paid on Series A Preferred Stock                                           (497,276)                   -
  Acquisition of treasury shares                                                       (118,339)                   -
  Net proceeds from issuance of Series A
    Preferred Stock                                                                   6,169,344                    -
  Purchase and retirement of common stock                                               (32,856)                   -
  Exercise of stock options                                                              62,500                   60,800
                                                                                      ---------               -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES
    OF CONTINUING OPERATIONS                                                          4,520,907                1,561,165
  NET CASH PROVIDED BY FINANCING ACTIVITIES
    OF DISCONTINUED OPERATIONS                                                        2,338,596                  421,802
                                                                                      ---------               -----------

CASH PROVIDED BY FINANCING ACTIVITIES                                                 6,859,503                1,982,967
                                                                                      ---------               -----------

NET INCREASE (DECREASE) IN CASH                                                         647,905                 (907,236)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                               179,866                1,087,102
                                                                                      ---------               -----------
CASH AND EQUIVALENTS AT END OF YEAR                                                    $827,771                 $179,866
                                                                                      ---------               -----------
                                                                                      ---------               -----------

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                       1998                      1997
                                                                                      -----                      ----
Cash paid during the year for:
  Interest:
    Continuing operations                                                          $  838,066                $  703,630
    Discontinued operations                                                           521,191                   523,072
                                                                                   ----------                ----------
                                                                                   $1,359,257                 1,226,702
                                                                                   ----------                ----------
                                                                                   ----------                ----------

  Income taxes                                                                       $332,589                    -
                                                                                   ----------                ----------
                                                                                   ----------                ----------

                    SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES OF CONTINUING OPERATIONS

Assets acquired (disposed of) in non-cash transactions:
  Assets acquired                                                                  $1,141,225                 1,808,400
  Receivables from related parties                                                    815,184                   394,726
  Issuance of common stock                                                             -                       (754,726)
  Capital lease obligations incurred                                                 (727,610)                   -
  Liabilities incurred                                                               (413,615)               (1,448,400)
  Liability to officer incurred                                                      (815,184)                   -

Satisfaction of debt through issuance of stock:
  Liabilities satisfied                                                               $70,899                $3,792,678
  Common stock issued                                                                 (70,899)               (3,792,678)

Accrual of dividends on Preferred Stock:
  Liability incurred                                                                    -                     $(371,383)
  Reduction in retained earnings                                                        -                       371,383

Satisfaction of debt through offset of related receivables:
  Receivables satisfied                                                                 -                   $(1,026,580)
  Receivables of discontinued operations satisfied                                      -                      (742,766)
  Liabilities satisfied                                                                 -                       211,396
  Liability to officer satisfied                                                        -                       815,184
  Accrued dividends satisfied                                                           -                       742,766

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

                           SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES OF CONTINUING OPERATIONS, CONTINUED





                                                                                              1998                     1997
                                                                                              ----                     ----
Settlement liability and related party receivable:
  Liability to estate of former officer                                                    $(283,388)                   -
  Receivable from related party                                                              283,388                    -

Retirement of stock:
  Receivables of discontinued operations satisfied                                            -                    $(1,719,830)
  Receivable of officers and directors satisfied                                              -                       (850,467)
  Series B Preferred Stock retired                                                            -                      1,719,830
  Common stock retired                                                                        -                        850,467

Purchase of all the capital stock of TransPacific Environmental, Inc.:
  Fair value of assets acquired                                                           $2,260,933                    -
  Less:
    Cash paid                                                                               (411,207)                   -
    Common stock issued                                                                   (1,195,842)                   -
                                                                                          ----------               -----------
      Liabilities assumed                                                                  $(653,884)                   -
                                                                                          ----------               -----------
                                                                                          ----------               -----------

  Included in the net liabilities assumed were the following operating assets and liabilities:

    Cash                                                                                     $13,053                    -
                                                                                          ----------               -----------
    Accounts receivable                                                                      116,235                    -
                                                                                          ----------               -----------
    Other current assets                                                                      48,531                    -
                                                                                          ----------               -----------
    Other assets                                                                               2,230                    -
                                                                                          ----------               -----------
    Accounts payable                                                                        (679,283)                   -
                                                                                          ----------               -----------
    Notes payable                                                                           (154,650)                   -
                                                                                          ----------               -----------

Assets acquired (disposed of) in non-cash transaction:
  Assets acquired                                                                             -                    $11,741,070
  Liabilities assumed                                                                         -                     (1,988,560)
  Issuance of common stock                                                                    -                     (1,043,000)
  Receivable satisfied                                                                        -                     (8,709,510)

The accompanying notes are an integral part of the consolidated financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE COMPANY'S BUSINESS

     The continuing operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of tree maintenance and clean green waste processing conducted by TransPacific Environmental, Inc. ("TPE"), which was acquired by the Company in November 1997 ("biomass"). In order to focus on expanding its biomass operation and its waste transport operation, which commenced in October 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities on December 22, 1998 (Note 3).

     During the year ended August 31, 1998, the Company changed its name from AMCOR Capital Corporation to USA Biomass Corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of USA Biomass Corporation and subsidiaries. TPE and AMCOR Biomass Farms, LLC (99% owned) are the Company's continuing operating subsidiaries. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations. All significant intercompany transactions have been eliminated.

     As a result of the Company's decision to discontinue its agribusiness and real estate operations and to sell the related assets, the results of operations, cash flows, and the net assets of these operations for both 1998 and 1997 have been reclassified to discontinued operations. Assets of discontinued operations are recorded at the lower of cost or market (net realizable value) (Note 3). Certain reclassifications have been made to the 1997 continuing operations in order for them to conform to the 1998 presentation.

     REVENUE RECOGNITION

     Biomass revenues are recognized on the accrual method at the time the related services are performed.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     USE OF ESTIMATES

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

     CASH AND EQUIVALENTS

     Cash and equivalents include short-term, highly liquid instruments with original maturities of three months or less.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below.

                                                        Estimated Useful
                                                              Life
                                                        ----------------
         Vehicles and equipment                             3-10 years
         Office furniture and equipment                     3-10 years
         Buildings                                            30 years


     Leasehold improvements are amortized over the shorter of the life of the assets or the life of the related lease.

     INTANGIBLE ASSETS

     Intangible assets include licenses and agreements and contracts. Intangible assets are amortized using the straight-line method over a period of 10 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future operating cash flows on an undiscounted basis (Note 13).

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     LONG LIVED ASSETS

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a writedown to fair value is required.

     As a result of the Company's review and assessment, and based upon the best information available in the circumstances, including independent appraisals, the Company determined that the carrying amounts of certain assets exceeded the fair value of such assets (Notes 6 and 13).

     STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee and nonemployee compensation plans.

     The Company continues to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" as permitted by SFAS 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant.


     EARNINGS PER COMMON SHARE

     In 1997 the Financial Accounting Standards Board issued SFAS No. 128, "EARNINGS PER SHARE". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share for the years ended August 31, 1998 and 1997 have been calculated in accordance with this pronouncement.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     EARNINGS PER COMMON SHARE, CONTINUED

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings.

     SIGNIFICANT ACCOUNTING POLICIES SPECIFIC TO DISCONTINUED OPERATIONS

     REVENUE RECOGNITION

     Revenues from the Company's discontinued agribusiness and real estate operations are generated through management service and development fees charged to various partnerships engaged in agribusiness and real estate. Management service fee income, primarily due from affiliates, is recognized when contractually due, which approximates the time that services are performed. Crop sales, other farm income and real estate sales are recognized by the accrual method at the time of sale.

     INVENTORIES

     AGRIBUSINESS

     All direct and indirect costs of growing crops are accumulated and valued at the lower of cost or market (net realizable value). Harvested crops are valued at net realizable value using the average cost method and relieved from inventory as the crops are sold (Note 3).

     REAL ESTATE

     All direct and indirect costs of real estate development are accumulated and valued at the lower of cost or market (net realizable value).

     INVESTMENT

     The Company uses the equity method of accounting for its 50% investment interest in PS III Farms, LLC, an Oregon limited liability company.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS

     On December 22, 1998, the Company adopted a formal plan to discontinue its agribusiness and real estate operations and to sell the related assets in order to focus on its biomass and waste transportation segments. The Company plans to dispose of its agribusiness and real estate operations by November 30, 1999. As a result, the financial statements of the Company reflect the net assets and operating results of the agribusiness and real estate segments as discontinued operations. In this connection, estimated losses of approximately $1,543,000 anticipated on sales of discontinued operations are included in the estimated loss on disposal of discontinued operations. In addition, estimated operating losses of approximately $1,336,000 for the period from August 31, 1998 through the estimated dates of disposition of discontinued operations have been provided for and included in the estimated loss on disposal of discontinued operations.

     Selected information for the discontinued agribusiness and real estate operations is presented below.


                                                    For the year ended August 31, 1998
                                                    -----------------------------------
                                            Agribusiness         Real Estate            Total
                                            ------------         ------------           -----
    Revenues                                 $6,057,166          $12,304,686          $ 18,361,852
    Operating and administrative costs       (7,689,412)         (12,194,688)          (19,884,100)
    Writedown of receivables from
       managed limited partnerships              -                (5,306,244)           (5,306,244)
    Other                                      (357,308)             117,731              (239,577)
                                            -----------          -----------         -------------
    Loss from discontinued
       operations                            (1,989,554)          (5,078,515)           (7,068,069)
    Estimated loss on disposal of
       discontinued operations               (1,323,883)          (1,554,930)           (2,878,813)
                                            -----------          -----------         -------------
    Total loss from discontinued
       operations                           $(3,313,437)         $(6,633,445)         $ (9,946,882)
                                            -----------          -----------         -------------
                                            -----------          -----------         -------------

                                                     For the year ended August 31, 1997
                                                    -----------------------------------
                                            Agribusiness         Real Estate            Total
                                            ------------         ------------           -----
    Revenues                                $10,320,085           6,717,500          $ 17,037,585
    Operating and administrative costs       (8,795,007)         (2,851,684)          (11,646,691)
    Other                                       602,887            (446,771)              156,116
    Provisions for income taxes                (476,664)           (765,866)           (1,242,530)
                                            -----------          -----------         -------------
    Income from discontinued
       operations                            $1,651,301          $2,653,179          $  4,304,480
                                            -----------          -----------         -------------
                                            -----------          -----------         -------------


                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

     The net assets (liabilities) of discontinued agribusiness and real estate segments are summarized as follows:


                                                           As of August 31, 1998
                                                           ---------------------
                                            Agribusiness         Real Estate            Total
                                            ------------   ---------------------     ------------
    Current assets:
      Receivables                           $    344,880             -               $    344,880
      Due from managed limited
         partnerships                            137,444       $  8,954,390             9,091,834
      Inventory                                  152,332          1,999,783             2,152,115
      Other current assets                        16,330            165,730               182,060
                                            ------------       ------------          ------------
        Total current assets                     650,986         11,119,903            11,770,889
                                            ------------       ------------          ------------
    Current liabilities:
      Accounts payable and
         other liabilities                       946,344            956,206             1,902,550
      Due to managed limited
         partnerships                            874,984            739,574             1,614,558
      Notes and capitalized lease
         obligations payable                     265,721            589,205               854,926
                                            ------------       ------------          ------------
        Total current liabilities              2,087,049          2,284,985             4,372,034
                                            ------------       ------------          ------------
    NET CURRENT ASSETS (LIABILITIES)
       OF DISCONTINUED OPERATIONS           $ (1,436,063)      $  8,834,918          $  7,398,855
                                            ------------       ------------          ------------
                                            ------------       ------------          ------------

    Noncurrent assets:
      Property and equipment, net           $  4,150,486             -               $  4,150,486
      Investment                                  -            $  2,489,199             2,489,199
      Other noncurrent assets                    193,460             62,078               255,538
                                            ------------       ------------          ------------
        Total noncurrent assets                4,343,946          2,551,277             6,895,223
                                            ------------       ------------          ------------
    Noncurrent liabilities:
      Notes and capitalized
         lease obligations payable,
         net of current portion                4,452,559          5,096,877             9,549,436
                                            ------------       ------------          ------------
            Total noncurrent
              liabilities                      4,452,559          5,096,877             9,549,436
                                            ------------       ------------          ------------
    NET NONCURRENT LIABILITIES
       OF DISCONTINUED OPERATIONS           $   (108,613)      $ (2,545,600)         $ (2,654,213)
                                            ------------       ------------          ------------
                                            ------------       ------------          ------------

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

                                                           As of August 31, 1997
                                                           ---------------------
                                            Agribusiness         Real Estate            Total
                                            ------------   ---------------------     ------------
    Current assets:
      Restricted cash                       $    842,287             -               $    842,287
      Receivables                              2,024,685             -                  2,024,685
      Due from managed
         limited partnerships                     -            $  8,009,445             8,009,445
      Inventory                                  483,785            682,441             1,166,226
      Other current assets                        41,534             20,248                61,782
                                            ------------       ------------          ------------
        Total current assets                   3,392,291          8,712,134            12,104,425
                                            ------------       ------------          ------------
    Current liabilities:
      Accounts payable and
         other liabilities                       957,245          1,393,888             2,351,133
      Due to managed limited
         partnerships                             -                 620,000               620,000
`     Notes and capitalized lease
         obligations payable                   1,455,222            862,709             2,317,931
                                            ------------       ------------          ------------
        Total current liabilities              2,412,467          2,876,597             5,289,064
                                            ------------       ------------          ------------
    NET CURRENT ASSETS OF DISCONTINUED
       OPERATIONS                           $    979,824       $  5,835,537          $  6,815,361
                                            ------------       ------------          ------------
                                            ------------       ------------          ------------

    Noncurrent assets:
      Property and
         equipment, net                     $  7,544,300              -              $  7,544,300
      Due from managed limited
         partnerships                             -            $  3,793,358             3,793,358
      Land held for future
         development                              -               9,411,999             9,411,999
      Investment                                  -               2,455,596             2,455,596
      Other noncurrent assets                    946,126              -                   946,126
                                            ------------       ------------          ------------
        Total noncurrent assets                8,490,426         15,660,953            24,151,379
                                            ------------       ------------          ------------
    Noncurrent liabilities:
      Notes and capitalized lease
         obligations payable, net
         of current portion                    2,685,525          5,907,560             8,593,085
                                            ------------       ------------          ------------
        Total noncurrent
           liabilities                         2,685,525          5,907,560             8,593,085
                                            ------------       ------------          ------------
    NET NONCURRENT ASSETS OF
       DISCONTINUED OPERATIONS              $  5,804,901       $  9,753,393          $ 15,558,294
                                            ------------       ------------          ------------
                                            ------------       ------------          ------------

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

     RESTRICTED CASH

     At August 31, 1997, certain of the Company's funds were held by a bank as a restricted deposit used to pay settlement costs during 1998.

     NOTES RECEIVABLE

     Notes receivable included in discontinued operations consist of the following:


                                                               August 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------   -----------
        Agribusiness operations:
          Notes receivable with interest at 6.5% per
          annum, paid in full during the fiscal year
          ended August 31, 1998.                           -          1,016,667

          Notes receivable with interest at 6.5% per
          annum, paid in full during the fiscal year
          ended August 31, 1998.                           -            405,524
                                                       ----------   -----------

            TOTAL                                          -          1,422,191
              Less: current portion                      (111,597)   (1,714,680)
                                                       ----------   -----------
            TOTAL NONCURRENT PORTION                   $ (111,597)  $  (292,489)
                                                       ----------   -----------
                                                       ----------   -----------


                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

     DUE FROM AND DUE TO MANAGED LIMITED PARTNERSHIPS

     The Company manages limited partnerships that are involved in real estate, farming, and related agribusiness activities. The Company and/or certain officers of the Company, who are also shareholders, are general partners in all of the partnerships.

     As of August 31, 1998, the Company managed seventeen limited partnerships and is a general partner in eleven of them. Approximately half of these partnerships are in the process of being wound up and the remainder are expected to be wound up in calendar year 1999. The effects of the winding up of these partnerships are not expected to be material to the Company's financial position or results of operations.

     While the terms of the partnerships are specified in their respective partnership agreements, the partnerships do not terminate until the general partner has wound up the partnership affairs, liquidated and distributed its remaining assets to its partners and its Certificate of Limited Partnership is cancelled. There were no partnership terminations in fiscal year 1998; however, during fiscal year 1997 two partnerships were terminated and their residual net assets exchanged for shares of the Company's common stock (Note 17).

     Amounts due from managed limited partnerships involved in agribusiness activities consists of management fees charged by the Company and costs incurred by the Company on behalf of various limited partnerships whose farm properties are located in Coachella Valley, California.

     Amounts due from managed limited partnerships involved in real estate activities includes advances to and fees charged by the Company to various limited partnerships in California and Texas relating to the development and management of the limited partnerships' properties and assets and amounts advanced by the Company on behalf of various limited partnerships for the development of a residential community located in Texas. The receivable consists of the following:

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

     DUE FROM AND DUE TO MANAGED LIMITED PARTNERSHIPS, CONTINUED


                                                               August 31
                                                       -------------------------
                                                          1998           1997
                                                       -----------   -----------
          Development advances                         $ 8,695,634   $ 6,465,803
          Golf course development                        4,000,000     4,000,000
          Management and other fees                      1,565,000     1,337,000
                                                       -----------   -----------
                                                        14,260,634    11,802,803
              Less: writeoff to net realizable value    (5,306,244)       -
                                                       -----------   -----------
          Balance                                      $ 8,954,390   $11,802,803
                                                       -----------   -----------
                                                       -----------   -----------

     These amounts do not bear interest and are due on demand.

     Amounts due to related parties involved in agribusiness activities consists primarily of cash receipts from partnership crop sales exceeding advances by the Company for farming costs made on behalf of certain partnerships. These amounts do not bear interest, are not collateralized, and are due on demand.

     Management, on a regular basis, reviews the collectibility of the amounts due from related parties by considering the proceeds to be received from current crop period sales (if applicable), current real estate appraisals, and other relevant information. In fiscal year 1998, management's review resulted in a $5,306,244 writedown of advances, which result primarily from the decrease in the value of the residential community development project near San Antonio, Texas. The decrease in value results from a substantial decline in the residential lot sales in 1998 as compared to the initial lot sales absorption rate assumed in the 1997 appraisal, the first year of sales. Absorption is the rate at which lot sales occur. The initial 1997 absorption rate was based on the general absorption rate then being experienced in the greater San Antonio, Texas real estate market. In addition, the 1998 valuation reflects the Company's decision to discontinue its real estate operations and to dispose of this project in an orderly liquidation through a bulk sale. In fiscal year 1997, management's review resulted in no provision for such uncollectible advances.

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

3.   DISCONTINUED OPERATIONS, CONTINUED

     INVENTORIES

     The real estate inventory primarily consists of the cumulative development costs of model homes, custom homes, undeveloped residential lots, and related infrastructure located in San Antonio, Texas. The project is financed by loans obtained from two financial institutions.

     The value of the Company owned lots in San Antonio, Texas, was determined to be in excess of their face value, which resulted in a writedown of $360,273 for the year ended August 31, 1998.

     On August 31, 1997, the Company acquired approximately 600 acres of undeveloped property in Riverside County, California, from an affiliate. At acquisition, property taxes and notes payable (private development bonds) liens recorded on the property of $1,386,358 and $620,337, respectively, were in default. The Company's acquisition price consisted of the cancellation of $7,005,304 of amounts due to the Company and assumption of the $2,006,695 in liens against the property for a total of $9,011,999. This amount was equal to the then current fair market value of the property.

     In August 1998 the Company sold the 600 acre parcel at a sales value of $11,750,000. This amount represents the net sales value after a $2,750,000 discount necessary to adjust a $10,000,000 noninterest-bearing note received as part of the sale consideration to a representative market rate of interest (an effective rate of 17.4%). In connection with the sale, the Company is required to remediate by removal the surface debris contaminating a portion of the property within one year from the closing. In this regard, the Company engaged an environmental engineering firm to evaluate the extent of remediation necessary. However, to date, the remediation work has not commenced. The cost of required remediation is estimated to be $507,000 and has, accordingly, been accrued by the Company. There was no gain or loss on this sale.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

3. DISCONTINUED OPERATIONS, CONTINUED

     INVESTMENT IN PARTNERSHIP

     In fiscal year 1996, the Company acquired a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The lease has a remaining term of sixteen months and contains a renewal option on terms subject to mutual agreement at that time. The primary crop grown on the Oregon farm is potatoes. The investment included in discontinued operations consists of the following:

                                                               August 31
                                                       ------------------------
                                                          1998           1997
                                                          ----           ----
         PS III Farms, LLC, which is accounted
          for utilizing the equity method              $2,489,199     $2,455,596
                                                       ----------     ----------
                                                       ----------     ----------
         Capital Contributions                         $   78,505         -
                                                       ----------     ----------
                                                       ----------     ----------

         Equity in net loss                            $   44,902     $   34,010
                                                       ----------     ----------
                                                       ----------     ----------


     PROPERTY LEASE

     In December 1998, the Company leased to a third party for the 1999 crop year its remaining producing grape vineyards consisting of 560 acres located in Coachella Valley, California.

4.   DUE FROM OFFICERS AND DIRECTORS

     Amounts due from officers and directors relate to the activities of a partnership, Enterprise Packing Company ("EPC"), the partners of which are two officers who are also shareholders and directors of the Company. The amount due from the partnership represents the net of advances to and other transactions with the partnership and bears interest at 8%.

     FACILITY LEASE

     EPC owns the rights to the use of a packing facility during the grape harvest cycle and the annual use of related office space in Coachella Valley. The Company rents these facilities on a month to month basis for use in its now discontinued agribusiness operations and its corporate offices based on an annual amount of $156,000.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

4.   DUE FROM OFFICERS AND DIRECTORS, CONTINUED

     OFFSET OF GUARANTEE FEES

     The partners of EPC have from time to time provided their personal guarantees to lenders who required the guarantees as necessary conditions to lending the Company various amounts, which aggregate approximately $11,750,000. In fiscal year 1998, as partial satisfaction of amounts that EPC owes the Company, the partners of EPC assigned and offset their rights to receive loan guarantee fees totaling $548,500.

     ASSIGNMENT OF PRIORITY RECEIVABLE

     Also, in 1995, EPC assumed certain liabilities, net of certain assets from the Company. Part of the assets EPC received was a receivable relating to advances made by the Company to Lake Valley Realty Partners ("LVRP"), an affiliated real estate partnership. Subsequently, EPC made additional advances to LVRP. As a condition to the assumption of liabilities and transfer of assets, the Company and EPC agreed that the total receivable assumed and advances subsequently made by EPC to LVRP would, up to $625,000 be, as to distributions from LVRP, superior to any future advances made by the Company to LVRP. In fiscal year 1998, EPC assigned its right to its priority receivable from LVRP to the Company with a value of $428,841 as partial satisfaction of its amount owed to the Company.

     STAND STILL AGREEMENT

     In addition, the Company owes these two officers approximately $1,445,343, of which $1,355,343 are notes payable, which bear interest at effective rates ranging from 10% to 17.6%. Effective August 31, 1998, these notes were modified to bear interest at an annual rate of 8%. The officers have agreed that the amount due them will remain at least equal to the amount due the Company from EPC until January 1, 2000.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

5.   NOTE RECEIVABLE

     Note receivable arising from the sale of undeveloped real estate in Riverside County, California (Note 3) consists of the following:

                                                                           August 31
                                                                      --------------------
                                                                      1998            1997
                                                                      ----            ----
     Noninterest-bearing note receivable collateralized by
     a deed of trust on real property; face amount of
     $10,000,000 due in August 2000, discounted
     $2,750,000 to yield a representative market effective
     interest rate of 17.4%. The note provides that the
     maturity date may be extended to August 2001 if
     certain development plan milestones have not been
     achieved. In consideration for the extension, the note
     receivable will bear an interest rate of 8% or a major
     bank prime lending rate, whichever is greater, with the
     earned interest and principal due at the end of the
     extension period.  In December 1998, the Company
     obtained a $4,000,000 loan, which is collateralized by
     this note receivable. Terms of the loan provide, among
     other things, that the Company may not in any way sell,
     further encumber, or dispose of the note without
     the written consent of the lender (Note 7 ).                 $7,250,000             -
                                                                 ------------        --------
     TOTAL NOTE RECEIVABLE                                        $7,250,000             -
                                                                 ------------        --------
                                                                 ------------        --------



                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

     CONTINUING OPERATIONS

                                                               August 31
                                                      ------------------------
                                                          1998           1997
                                                          ----           ----
         Vehicles and equipment                       $2,681,511     $1,893,476
         Office furniture and equipment                   43,811         26,248
         Leasehold improvements                           74,230         61,233
         Buildings                                       155,000        155,000
         Land                                          1,216,071      1,216,071
                                                      ----------     ----------
                                                       4,170,623      3,352,028
            Less: accumulated amortization
             and depreciation                           (375,793)      (101,190)
                                                      ----------     ----------

            TOTAL CONTINUING OPERATIONS               $3,794,830     $3,250,838
                                                      ----------     ----------
                                                      ----------     ----------

     DISCONTINUED OPERATIONS

         AGRIBUSINESS:
            Vineyard and development costs            $2,928,491     $5,294,047
            Vehicles and equipment                     1,291,935      1,512,436
            Office furniture and equipment                24,882         24,882
            Leasehold improvements                         -              -
            Buildings                                    146,928        146,928
            Land                                       1,680,000      2,553,000
                                                      ----------     ----------
                                                       6,072,236      9,531,293
            Less: accumulated amortization
             and depreciation                         (1,921,750)    (1,986,993)
                                                      ----------     ----------

            TOTAL DISCONTINUED OPERATIONS             $4,150,486     $7,544,300
                                                      ----------     ----------
                                                      ----------     ----------

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT, CONTINUED

     The following is an analysis of property held under capital leases (included in the preceding summaries) with related accumulated depreciation, depreciation expense, and total depreciation expense of continuing and discontinued operations:

     CONTINUING OPERATIONS

                                                               August 31
                                                      ------------------------
                                                          1998           1997
                                                          ----           ----
         Vehicles and equipment                       $1,161,314       $649,309
         Accumulated depreciation                       (126,872)        (6,938)
                                                      ----------     ----------
         Total continuing operations                  $1,034,442       $642,371
                                                      ----------     ----------
                                                      ----------     ----------
                                                     For the Years Ended August 31
                                                     -----------------------------
                                                          1998           1997
                                                          ----           ----
         Capitalized lease depreciation expense         $119,934         $6,938
                                                      ----------     ----------
                                                      ----------     ----------

         Total property, equipment and
         capital lease depreciation expense             $316,229        $57,163
                                                      ----------     ----------
                                                      ----------     ----------

     During fiscal year 1998, the Company sold biomass equipment with a net book amount of $467,383 and recognized a loss of $365,990 on the sale of these assets.

     DISCONTINUED OPERATIONS

                                                               August 31
                                                      ------------------------
                                                          1998           1997
                                                          ----           ----
         Vehicles and equipment                         $118,837       $196,209
         Accumulated depreciation                        (57,461)       (58,687)
                                                      ----------     ----------
         Total discontinued operations                   $61,376       $137,522
                                                      ----------     ----------
                                                      ----------     ----------
                                                     For the Years Ended August 31
                                                     -----------------------------
                                                          1998           1997
                                                          ----           ----
         Capitalized lease depreciation expense          $23,389        $36,176
                                                      ----------     ----------
                                                      ----------     ----------

         Total depreciation expense                     $377,975       $525,850
                                                      ----------     ----------
                                                      ----------     ----------

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------------------------------------------


6.   PROPERTY AND EQUIPMENT, CONTINUED

     ASSET IMPAIRMENT

     Certain equipment previously utilized by the Company was determined to no longer be necessary, or the Company significantly changed the manner and extent to which it was used in its biomass operations. When the Company determined that the assets would no longer be utilized, it decided to hold these assets for disposition and ceased recording depreciation expense. In this connection, the Company obtained an appraisal of the value less estimated costs of disposal of the equipment and, accordingly, recognized an impairment loss of $624,171.

7.   LINES OF CREDIT

     Lines of credit consist of the following:

     CONTINUING OPERATIONS

                                                                    August 31
                                                               -------------------
                                                               1998           1997
                                                               ----           ----
        Borrowing under line of credit with a bank
        entered into on April 27, 1998 to provide
        working capital up to $250,000.  The line
        of credit bears interest at prime plus 2% (the
        bank prime was 8.5% at August 31, 1998) and
        is collateralized by all assets of TPE with a net
        carrying amount of approximately $1,955,000.
        The line matures on April 27, 1999.                  $249,610       $ -
                                                             --------       -----
          TOTAL CONTINUING OPERATIONS                         249,610         -
            Less: current portion                            (249,610)        -
                                                             --------       -----
          TOTAL NONCURRENT CONTINUING OPERATIONS             $ -            $ -
                                                             --------       -----
                                                             --------       -----

                                        F-28

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------------------------------------------


7.   LINES OF CREDIT, CONTINUED

     DISCONTINUED OPERATIONS

     AGRIBUSINESS:

                                                                       August 31
                                                                  -------------------
                                                                  1998           1997
                                                                  ----           ----
        Borrowing under line of credit with a bank entered
        into on September 18, 1996 to provide working
        capital up to $750,000. The line of credit bears
        interest at prime plus 0.75% (the bank prime was
        8.5% at August 31, 1997) and was collateralized
        by agricultural land. This line of credit was paid
        in full in fiscal year 1998.                               -           $749,746

        Borrowing under line of credit with a bank entered
        into on January 13, 1996 to provide working
        capital financing up to $2,500,000 for farm
        operations. The line of credit bears interest at
        prime plus 0.75% (the bank prime was 8.5% at
        August 31, 1998), due August 15, 1998 and was
        collateralized by a note receivable (Note 5) and
        real property. In December 1998, the Company
        obtained from another lender a $4,000,000 loan
        collateralized by a note receivable with a carrying
        amount of $7,250,000 (Note 5), using part of
        the $3,750,000 net proceeds to retire this debt.
        The new loan bears interest at 12.25% per annum
        and provides that the collateral may not be
        further encumbered, sold, assigned or disposed of
        without the prior written consent of the lender.
        Principal and interest shall be paid in full on the
        date of the payment in full of the note receivable
        collateralizing this loan, which is due August 2000,
        unless extended to August 2001 (Note 5).               $2,500,000       378,811

                                        F-29

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------------------------------------------


7.   LINES OF CREDIT, CONTINUED

     DISCONTINUED OPERATIONS (CONTINUED)

     REAL ESTATE OPERATIONS:

                                                                       August 31
                                                                  -------------------
                                                                  1998           1997
                                                                  ----           ----
        Borrowing under line of credit with a financial
        institution entered into on September 4, 1997 to
        provide for borrowings of up to $3,000,000 for
        the construction of single family residences in
        Texas. The line of credit bears interest at prime
        plus 1% (the bank prime was 8.5% at August
        31, 1998) and is collateralized by Texas real
        property, inventory of completed homes with
        carrying amounts of approximately $1,223,000,
        and the personal guarantees of two shareholders
        who are officers of the Company. The agreement
        expired on September 5, 1998. On November 2,
        1998 the line was extended to mature on
        November 2, 1999.  On February 15, 1999 the
        line was amended to provide for the maturity
        of $461,450 on May 5, 1999 and $421,825 to
        mature on October 9, 1999 with balance due
        November 2, 1999.                                      $1,322,000          -
                                                               ----------      ----------
          TOTAL DISCONTINUED OPERATIONS                         3,822,000      $1,128,557
            Less: current portion                                (461,450)     (1,128,557)
                                                               ----------      ----------
          TOTAL NONCURRENT DISCONTINUED OPERATIONS             $3,360,550        $ -
                                                               ----------      ----------

     The weighted average interest rate on borrowings outstanding under line of credit at August 31, 1998 was 9.43%.

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE

     Notes payable consist of the following:

     CONTINUING OPERATIONS

     Notes payable to related parties:

     UNCOLLATERALIZED

                                                                       August 31
                                                                ----------------------
                                                                  1998           1997
                                                                  ----           ----

        Notes payable, with effective interest rates ranging
        from 6% to 17.6% per annum, principal amounts
        of $1,583,604, $15,713 and $810,152 plus accrued
        interest due December 31, 1998, 1999, and 2001,
        respectively. Notes with aggregate principal
        amounts of  $1,583,604 are payable to shareholders
        of the Company who are investors in limited
        partnerships managed by the Company, to a
        shareholder who is an officer of the Company and
        general partner in limited partnerships managed by
        the Company, and to such person's spouse. The
        amounts due the officer and his spouse are
        $615,000. Of these notes, $300,000 due on
        December 31, 1998, are past due and in default.
        In December 1998 the Company extended the
        maturity dates on $1,258,603 of these notes
        to July 31, 1999 and agreed to pay each lender
        for the extension an additional 5% of their
        outstanding balance, which results in an effective
        interest rate of 20.92%. The $15,713 and the
        $810,152 notes payable are due to affiliated
        real estate limited partnerships managed by
        the Company.                                          $2,409,469       $2,196,026

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     CONTINUING OPERATIONS, CONTINUED

     Notes payable to related parties, continued:

     UNCOLLATERALIZED, CONTINUED

                                                                       August 31
                                                                ----------------------
                                                                  1998           1997
                                                                  ----           ----
        Note payable to estate of former shareholder who
        was an officer of the Company, with interest at 10%
        per annum and is currently due and payable
        (Note 12).                                           $   283,389           -

        Notes payable to officers, with interest at 8% per
        annum, principal of $140,159 and $815,184 plus
        accrued interest due December 31, 1999 and 2001,
        respectively (Note 4).                                   955,343           -
                                                             ------------     ------------

          TOTAL DUE TO RELATED PARTIES                         3,648,201      $ 2,196,026
            Less: current portion                             (1,866,994)      (1,370,160)
                                                             ------------     ------------

          TOTAL NONCURRENT DUE TO RELATED PARTIES            $ 1,781,207      $   825,866
                                                             ------------     ------------
                                                             ------------     ------------

     Note payable to an employee:

        Note payable to an  employee, with interest at
        8% per annum, principal and interest due in
        September 1999.                                      $   370,189      $   450,000
                                                             ------------     ------------

          TOTAL DUE TO AN EMPLOYEE                               370,189          450,000
            Less: current portion                                   -              -

          TOTAL NONCURRENT DUE TO AN EMPLOYEE                $   370,189      $   450,000
                                                             ------------     ------------
                                                             ------------     ------------

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     Notes payable to third parties:

     UNCOLLATERALIZED

                                                                       August 31
                                                                 ---------------------
                                                                  1998           1997
                                                                  ----           ----

        Note payable, with interest at 8% per annum
        with monthly payments of $11,182, due in
        March 1999.                                           $   78,794           -

     COLLATERALIZED

        Notes payable to individuals, collateralized by the
        Company's interest in PS III Farms, LLC with a
        carrying amount of approximately $2,490,000,
        interest at 5% per annum, due in December 1997
        and are in default.                                      338,165      $ 1,102,522

        Notes payable, collateralized by equipment with
        an approximate net carrying value amount of
        $720,000, with interest ranging from 8% to
        18.7% per annum, monthly principal and interest
        payments ranging from $381 to $8,538, which
        aggregate $51,355. Maturity dates range from
        December 1998 to March 2003.                             890,498          851,098
                                                              -----------      -----------

          TOTAL DUE TO THIRD PARTIES                           1,307,457        1,953,620
            Less: current portion                               (836,680)      (1,438,594)
                                                              -----------      -----------

          TOTAL NONCURRENT DUE TO THIRD PARTIES               $  470,777      $   515,026
                                                              -----------      -----------
                                                              -----------      -----------

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     DISCONTINUED OPERATIONS

     AGRIBUSINESS:

                                                                       August 31
                                                                 ---------------------
                                                                  1998           1997
                                                                  ----           ----
        Notes payable, collateralized by equipment with
        an approximate net carrying amount of $106,000,
        with interest ranging from 10.4% to 10.5% per
        annum, principal of $22,735 plus accrued interest
        payable annually with the final payment due in
        August 1999.                                             $47,479          $90,504

        Note payable to an insurance company,
        collateralized by real property and improvements
        with an approximate carrying amount of
        $4,994,000, with interest at 7.75% per annum.
        Semi-annual payments of principal and interest
        of $188,005, due on October 1 and April 1 of each
        year, with final payment due in April 2011. The
        interest rate will be reviewed in April 2006 and
        adjusted per the terms of the loan.                    2,143,826        2,401,686

        Note payable, collateralized by real property,
        with interest at 8.46% per annum.  This note
        was paid through the sale of the collateral in 1998.      -               520,000
                                                             ------------     ------------

          TOTAL AGRIBUSINESS NOTES PAYABLE DUE TO
            THIRD PARTIES                                      2,191,305        3,012,190
              Less: current portion                             (260,511)        (326,665)
                                                             ------------     ------------

          TOTAL NONCURRENT DUE TO THIRD PARTIES               $1,930,794       $2,685,525
                                                             ------------     ------------
                                                             ------------     ------------

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     DISCONTINUED OPERATIONS, CONTINUED

     REAL ESTATE OPERATIONS:

                                                                       August 31
                                                                ----------------------
                                                                  1998           1997
                                                                  ----           ----
        Note payable, collateralized by residential lots in
        Texas, with an approximate carrying amount of
        $100,000, with interest at 9.25% per annum,
        principal and interest of $806 payable monthly.
        The final payment is due in March 2000.                  $84,731          $87,219

        Notes payable, collateralized by real property,
        with interest at bank prime (8.5% at August 31,
        1997) plus 2% per annum. These notes were
        paid in full in April and August of 1998.                 -               221,028

        Notes payable, collateralized by real property of the Company located in Rancho California;
        guaranteed by two officers of the Company who are also the largest shareholders of the Company, several affiliates of the Company, and a subsidiary of the Company. The notes, repaid through the sale of the collateral, consist of the following:

           Note A: Interest at prime plus 1% (9.25%
           at August 31, 1997), semi-annual interest
           payments until March 1998, then all unpaid
           interest and principal due in September 1998.
           In November 1997, the Company, by virtue
           of a prepayment of $1,000,000 on this note,
           received a $107,682 discount on Note C.                -             3,900,000

           Note B: Noninterest-bearing with face amount
           of $900,000, discounted $86,223 to yield an
           effective market interest rate, due September
           30, 1998.                                              -               733,727

                          USA BIOMASS COPRPORATION
                   (FORMERLY AMCOR CAPITAL CORPORATION)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                 FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     DISCONTINUED OPERATIONS, CONTINUED

     REAL ESTATE OPERATIONS, CONTINUED:


                                                                       August 31
                                                                -----------------------
                                                                  1998           1997
                                                                  ----           ----
           Note C: Noninterest-bearing with face amount
           of $800,000, discounted $82,770 to yield an
           effective market interest rate, due September
           30, 1998.                                              -              $717,230

        Notes payable, collateralized by real property,
        with interest at 8.25% per annum, annual
        principal payments of $23,087 and semi-annual
        interest payments, unpaid principal and interest
        due in 2014. These notes were assumed in the
        sale of the Rancho California real estate.                -               620,336

        Note payable to a bank, collateralized by real
        property, with interest at bank prime (8.5%
        at August 31, 1997) plus 1.75% per annum, due
        in January 1998. This note was refinanced.                -               230,000

        Note payable to a bank, collateralized by
        inventory of completed residential lots with an
        approximate carrying amount of $732,000,
        guaranteed by two shareholders who are officers
        of the Company, with interest at prime
        (8.25% at August 31, 1998) plus 1.75%,
        interest payable monthly. Installments of $12,000
        due upon the sale of each residential lot from the
        Texas development project.  All unpaid principal
        and interest due in January 2000.                     $1,138,110           -

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     DISCONTINUED OPERATIONS, CONTINUED

     REAL ESTATE OPERATIONS, CONTINUED:

                                                                   August 31
                                                              -------------------
                                                              1998           1997
                                                              ----           ----
        Note payable to a bank, collateralized by real
        property in Texas owned by an affiliated
        partnership, with interest at 8.75% per annum.
        Monthly payments of interest only until May 31,
        1998; thereafter, monthly payments of principal
        and interest of $31,727, with final payment due
        June 1, 2003.                                        $3,141,241           -
                                                             ----------      -----------
        TOTAL REAL ESTATE NOTES PAYABLE DUE TO
          THIRD PARTIES                                       4,364,082        $6,509,540
            Less: current portion                              (127,755)         (862,709)
                                                             ----------      -----------
        TOTAL NONCURRENT DUE TO THIRD PARTIES                $4,236,327        $5,646,831
                                                             ----------      -----------
                                                             ----------      -----------

        TOTAL DISCONTINUED OPERATIONS NOTES PAYABLE          $6,555,387        $9,521,730
            Less: current portion                              (388,266)       (1,189,374)
                                                             ----------      -----------

        TOTAL NONCURRENT PORTION                             $6,167,121        $8,332,356
                                                             ----------      -----------
                                                             ----------      -----------

     MATURITIES OF NOTES PAYABLE FOR THE FISCAL YEAR ENDING AUGUST 31, 1998:

     CONTINUING OPERATIONS

                  1999                                                $2,703,673
                  2000                                                   875,182
                  2001                                                 1,731,089
                  2002                                                     9,974
                  2003 and thereafter                                      5,929

                                        F-37

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

8.   NOTES PAYABLE, CONTINUED

     DISCONTINUED OPERATIONS, CONTINUED

     While the Company's plan to discontinue the agribusiness and real estate operations contemplates the retirement of these obligations during 1999, the contractually required payments at August 31, 1998, are as follows:

                                                       Agribusiness  Real Estate
                                                       ------------  -----------
                  1999                                   $260,511    $  127,755
                  2000                                    229,950     1,342,710
                  2001                                    248,212       132,777
                  2002                                    267,925       144,873
                  2003 and thereafter                   1,184,707     2,615,967


     Interest expense included in discontinued operations for fiscal years 1998 and 1997 was $601,817 and $606,818, respectively. In addition, interest of $413,363 and $202,661 was capitalized in fiscal years 1998 and 1997, respectively.

9.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

     CONTINUING OPERATIONS

                                                                       August 31
                                                                 --------------------
                                                                  1998           1997
                                                                  ----           ----
     Capital leases with  effective interest rates of  9.5%
     and 9.75% per annum, with aggregate monthly
     principal and interest payments of $3,545 through
     December 1998.                                              $23,967        $99,948

     Capital lease with an effective interest rate of 8.5%
     per annum, with monthly principal and interest
     payments of $1,525 through September 2002.                   54,299         66,325


                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

9.   OBLIGATIONS UNDER CAPITAL LEASES, CONTINUED

     CONTINUING OPERATIONS, CONTINUED

                                                                       August 31
                                                                 --------------------
                                                                  1998           1997
                                                                  ----           ----
     Capital leases with interest ranging from 9.1% to
     12.62% per annum, with monthly principal and
     interest payments ranging from $924 to $5,564,
     which aggregate $21,515. Maturity dates range
     from August 2000 to June 2001.                             $562,573       $597,014

     Capital leases with interest ranging from 7.8% to
     17% per annum, with monthly principal and interest
     payments ranging from $1,040 to $6,691, which
     aggregate $16,426. Maturity dates range from
     February 2001 to March 2003.                                651,118           -
                                                               ---------      ---------

        TOTAL OBLIGATIONS UNDER CAPITAL LEASES -
          CONTINUING OPERATIONS                               $1,291,957       $763,287
                                                               ---------      ---------
                                                               ---------      ---------

     Future minimum lease payments under capital leases at August 31, 1998 are as follows:

         1999                                                          $475,009
         2000                                                           438,279
         2001                                                           531,099
         2002                                                            68,460
         2003                                                             8,859
                                                                     ----------
         Total minimum lease payments                                 1,521,706
           Less: amount representing interest at
              the incremental borrowing rate                           (229,749)
                                                                     ----------

         Present value of minimum lease payments                      1,291,957
             Less: current maturities                                  (360,400)
                                                                     ----------

         OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM                   $931,557
                                                                     ----------
                                                                     ----------


     See Note 20 for additional capital lease obligations incurred subsequent to year end.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

9.   OBLIGATIONS UNDER CAPITAL LEASES, CONTINUED

     DISCONTINUED OPERATIONS

                                                                       August 31
                                                                  -------------------
                                                                  1998           1997
                                                                  ----           ----
     Capital lease with an effective  interest rate of 8.7%
     per annum, with monthly payments of $618 through
     January 2003.                                               $26,975           -
                                                                 -------        ------
                                                                 -------        ------

     While the Company's plan to discontinue certain operations contemplates the retirement of these obligations during 1999, the contractually required future minimum lease payments at August 31, 1998 are as follows:

         1999                                                            $7,420
         2000                                                             7,420
         2001                                                             7,420
         2002                                                             7,420
         2003                                                             3,092
                                                                        -------
         Total minimum lease payments                                    32,772
            Less: amount representing interest at
                  the incremental borrowing rate                         (5,797)
                                                                        -------

         Present value of minimum lease payments                         26,975
            Less: current maturities                                     (5,210)
                                                                        -------

         OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM                    $21,765
                                                                        -------
                                                                        -------


                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

10.  DEFERRED INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                            For the Years Ended August 31
                                                            -----------------------------
                                                                  1998           1997
                                                                  ----           ----
      Current tax expense (benefit):
        Federal                                                $(995,904)      $682,198
        State                                                      3,323          2,945
                                                             -----------       --------
                                                                (992,581)       685,143
                                                             -----------       --------
      Deferred tax expense (benefit):
        Federal                                                 (240,381)       128,655
        State                                                    184,487       (184,487)
                                                             -----------       --------
                                                                 (55,894)       (55,832)
                                                             -----------       --------

      TOTAL PROVISION (BENEFIT)                              $(1,048,475)      $629,311
                                                             -----------       --------
                                                             -----------       --------

                                                            For the Years Ended August 31
                                                            -----------------------------
                                                                  1998           1997
                                                                  ----           ----
      Provision (benefit) allocated to:
        Discontinued operations                                   -          $1,242,530
        Loss on disposal of discontinued operations               -              -
        Continuing operations                                $(1,048,475)      (613,219)
                                                             -----------       --------

      TOTAL PROVISION (BENEFIT)                              $(1,048,475)      $629,311
                                                             -----------       --------
                                                             -----------       --------


     The deferred tax benefit for federal income tax purposes is primarily due to the utilization of the net operating loss to offset prior years' income taxes and the expected future tax liability. The deferred tax expense for state income tax purposes is primarily due to the establishment of a valuation allowance in fiscal year 1998 for the state deferred tax asset recognized in fiscal year 1997.

     The total fiscal year 1998 income tax benefit is allocated to loss from continuing operations as the tax benefit arising from the loss from continuing operations is the same as the benefit arising from the aggregate of all losses from operations. Consequently, no incremental tax benefit remains for allocation to the loss from discontinued operations or loss on disposal of discontinued operations.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

10.  DEFERRED INCOME TAXES, CONTINUED

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                       August 31
                                                              -----------------------
                                                                  1998           1997
                                                                  ----           ----
         Deferred income tax assets:
           Net operating loss carryforward                     $1,606,828          -
           Nondeductible writedowns related
             to discontinued operations                         3,742,011          -
           State tax credit carryforward                          250,462        $250,462
           Other                                                   25,214             816
                                                              -----------       ---------
         Total deferred income tax assets                       5,624,515         251,278
           Valuation allowance                                 (5,215,370)         -
                                                              -----------       ---------
         Net deferred income tax asset                            409,145         251,278
                                                              -----------       ---------


                                                                       August 31
                                                              -----------------------
                                                                  1998           1997
                                                                  ----           ----
         Deferred income tax liability:
           Depreciation                                          $144,214        $122,442
           Partnership loss                                       264,931         184,730
                                                              -----------       ---------
         Total deferred income tax liability                      409,145         307,172
                                                              -----------       ---------

         NET DEFERRED INCOME TAX LIABILITY                      $  -              $55,894
                                                              -----------       ---------
                                                              -----------       ---------

     Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:

                                                          1998           1997
                                                         -----           ----
        U.S. federal statutory income tax rate           (34.0)%         34.0%
        State tax provision                                0.7            -
        Nondeductible writedowns related to
         discontinued operations                           2.7            -
        (Benefit) of federal research and
         experimentation credit                            -             (3.1)
        Other                                              1.0            1.7
        Change in valuation allowance                     23.4          (10.2)
                                                         ------          -----
          EFFECTIVE INCOME TAX RATE                       (6.2)%         22.4%
                                                         ------          -----
                                                         ------          -----

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

10.  DEFERRED INCOME TAXES, CONTINUED

     The Company has a state tax credit carryforward of $250,462 that expires in 2010. The Company will carry back $2,929,129 of the federal net operating loss to receive a refund of taxes paid of $292,639 for the year ended August 31, 1996 and offset an unpaid tax liability of $703,266 for the year ended August 31, 1997. The Company also has federal and state net operating loss carryforwards of $3,805,363 and $3,365,646, respectively. The federal and state net operating losses begin to expire in 2018 and 2003, respectively.

11.  COMMITMENTS

     The Company leases certain of its biomass facilities and equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases at August 31, 1998 are as follows:

     CONTINUING OPERATIONS

              1999                                               $237,878
              2000                                                162,936
              2001                                                 57,629
                                                                 --------
              TOTAL FUTURE MINIMUM LEASE PAYMENTS                $458,443
                                                                 --------
                                                                 --------

     Rent expense from operating leases related to continuing operations was $240,728 and $135,187 for fiscal years 1998 and 1997, respectively.

     DISCONTINUED OPERATIONS

     The costs associated with early termination of operating leases in the real estate operations have been included in loss on disposal of discontinued operations. Contractually required payments relating to these operating leases are as follows:

              1999                                               $152,907
              2000                                                147,257
              2001                                                 18,915
                                                                 --------
              TOTAL                                              $319,079
                                                                 --------
                                                                 --------


                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

11.  COMMITMENTS, CONTINUED

     Rental expense from operating leases related to discontinued operations was $152,907 and $138,064 related to real estate and $156,000 and $156,000 associated with the agribusiness for fiscal years 1998 and 1997, respectively. Subsequent to August 31, 1998, the agribusiness lease was amended to a month to month rental agreement on similar terms.

12.  CONTINGENCIES

     LITIGATION

     In December 1997, a judgment was entered against the Company and two of its officers, who are also shareholders. The plaintiffs are an individual and a related estate of a former officer and shareholder. The litigation related to breaches of promissory notes and sought declaratory relief, judicial foreclosure and attorney's fees.

     The judgment required the Company to reissue 144,000 shares of its common stock to the plaintiff's estate. In addition, the Court reaffirmed that the Company must honor an existing note payable of $283,389 that had previously been assumed by EPC (Note 4). Accordingly, the note payable was recorded and a receivable from EPC established. Attorney's fees of $115,387 were also awarded to the plaintiffs. The Company has recognized $28,750 as its portion of these fees. The Company is contingently liable for the balance if it is not paid by the other defendants.

     The defendants have an appeal pending.

     PAYROLL TAXES

     At August 31, 1998, the Company was several quarters delinquent in filing certain of its quarterly payroll tax returns (which have now been filed) and in the remittance of $1,065,005 in payroll tax payments for continuing and discontinued operations due to the taxing authorities. A portion of the payroll tax deposits required to be made subsequent to year end have been paid as well as some payment of past due amounts. Because of the shortage of the Company's operating resources available to pay these amounts, the Company is exposed to collection actions, which can be imposed by the Internal Revenue Service and can include seizure of assets and closure of operations.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

12.  CONTINGENCIES, CONTINUED

     CONCENTRATIONS

     The Company maintains cash balances in bank accounts which exceeded federally insured limits by $836,802 and $822,153 at August 31, 1998 and 1997, respectively; however, the Company has not experienced any losses in such accounts. Balances which exceeded federally insured limits as of August 31, 1997 included restricted cash that has been classified with net assets of discontinued operations. During fiscal year 1998, all restrictions on cash deposits were removed.

     CERTAIN SIGNIFICANT ESTIMATES:

     WRITE-DOWN OF EQUIPMENT

     The Company recognized an impairment write-down of certain specialized equipment previously utilized in its biomass operations. In determining the amount of the impairment, the Company obtained a valuation from an independent equipment appraiser. The valuation contemplates the orderly sale of this equipment in, and the existence of, a market for used specialty equipment. Given the unique economic and operational nature of the equipment and the limited market, it is reasonably possible that the Company's estimate of the amount to be realized from the disposition of the equipment to recover its carrying amount will change in the near term.

     DISCONTINUED OPERATIONS:

     Discontinued operations includes management's best estimates of amounts it expects to realize on the sales of its agribusiness and real estate operations. These operations include significant estimates of amounts expected to be realized related to agricultural land, producing vineyards, equipment, completed houses and residential lots held for sale, and receivables due from affiliated real estate limited partnerships. These estimates are based on several factors including values of recent sales of similar agricultural properties, rights of first refusal on agricultural producing properties, and valuations by independent appraisers of equipment and real estate. These valuations contemplate sale in an orderly liquidation over one year and assume the existence of a market for all the assets of the discontinued operations, all or any of which may or may not materialize. Consequently, the amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997
-------------------------------------------------------------------------------

13.  ACQUISITION OF TRANSPACIFIC ENVIRONMENTAL, INC.

     On November 25, 1997, the Company completed the acquisition of the stock of TransPacific Environmental, Inc. ("TPE"). TPE is located in Santa Fe Springs, California and is engaged in clean green waste processing and contract tree maintenance services. The stock of TPE was acquired for a total cost of $1,607,049, consisting of $350,000 in cash, allocable acquisition costs of $61,207, and 406,109 shares of the Company's common stock with a value of $1,195,842. The acquisition is accounted for as a purchase and TPE's operations are included in the Company's consolidated statement of operations for the fiscal year ended August 31, 1998 from the date of acquisition. The excess of purchase price over the net liabilities of TPE totaled $2,260,933 and has been allocated to the assets and the liabilities based upon the fair values on the date of acquisition as follows:

          Equipment                                            $  424,373
          Intangibles                                           1,836,560
                                                               ----------
                                                                2,260,933

              Less: net liabilities assumed                      (653,884)
                                                               ----------
          Total                                                $1,607,049
                                                               ----------
                                                               ----------

     The intangibles consist of the following:

          Material recycling facility license                  $  300,000
          Facilities lease                                        200,000
                                                               ----------
                                                                  500,000
          Pending City of Los Angeles curb
             side green waste contract                          1,336,560
                                                               ----------

          Total intangibles acquired                            1,836,560
             Less: reduction of the City of Los Angeles
               curb side green waste contract value due to
               impairment                                      (1,336,560)
                                                               ----------

          INTANGIBLE ASSETS                                       500,000
             Less: accumulated amortization                       (41,668)
                                                               ----------
          NET INTANGIBLE ASSETS AS OF AUGUST 31, 1998          $  458,332
                                                               ----------
                                                               ----------


                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

13.  ACQUISITION OF TRANSPACIFIC ENVIRONMENTAL, INC., CONTINUED

     The following unaudited proforma summary presents the consolidated results of operations of the Company as if the acquisition had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


                                                              Years Ended August 31,
                                                            -------------------------
                                                               1998           1997
                                                            ----------    -----------
        UNAUDITED
        Net sales                                           $ 2,407,194   $ 2,406,680
        Net loss - continuing operations                    $(6,227,870)  $(2,103,879)
        Earnings (loss) per share - continuing operations   $     (0.93)  $     (0.41)


     Subsequent to the acquisition of TPE, the Company concluded, based on its review of value assigned to the intangible assets, and in particular the amount assigned to the pending City of Los Angeles curb side green waste contract, that facts and circumstances currently do not support the initial value ascribed to that contract. As was subsequently learned, the contract was not awarded to the Company subsidiary TPE. The tree maintenance portion of TPE had historically operated at significant losses and therefore did not warrant any value other than that assigned to the equipment acquired. Consequently, a loss from asset impairment of $1,336,560 was recognized in the statement of operations for the 1998 fiscal year. In January 1999, the Company terminated the employment of the former owners of TPE and is now engaged in litigation (Note 20). The termination of the former owners resulted in the forfeiture of 150,000 shares of the Company's stock options.

14.  STOCK BASED COMPENSATION PLANS

     The Company granted options under a 1990 stock option plan that is nonqualified as to Section 422 of the Internal Revenue Code of 1986. These options were reduced to reflect a one-for-two reverse stock split in February 1997. There are 454,133 post reverse stock split options outstanding that are exercisable at $1.60 per share and expire in July 2000. These options were granted in July 1990 in connection with the repurchase by the Company of shares from the officers and directors.

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

14.  STOCK BASED COMPENSATION PLANS, CONTINUED

     The Company adopted the AMCOR Capital Corporation 1994 Stock Option Plan for qualified Company employees that authorized the granting of options for 500,000 shares of common stock, which was subsequently reduced to 250,000 shares upon the Company's one-for-two reverse stock split in February 1997. The exercise price per share of options granted may not be less than 100% of the fair market value per share of the Company's common stock at the date of grant. The plan provides that the exercise price per share of options granted to anyone who owns more than 10% of the voting power of all classes of the Company's stock must be at least 110% of the fair market value per share of the Company's common stock on the date of grant. The exercise price per share of options otherwise granted must be at least equal to or greater than 85% of the fair market value per share of the Company's common stock on the grant date. The plan is nonqualified as to Section 422 of the Internal Revenue Code of 1986, and the Company granted options to purchase 232,500 shares of its common stock to several employees with exercise prices ranging from $1.30 to $4.00 per share. From the date of grant, the options vest on an annual pro rata basis over four years and are exercisable, upon proper notice, in whole or in part at anytime after vesting provided that options may not be exercised for less than 10,000 shares. Under the plan, unvested options terminate when an employee leaves the Company and in general any vested options may be exercised up to three months after termination of employment at which time the options expire. Options to purchase 153,750 and 202,500 shares were still outstanding at August 31, 1998 and 1997, respectively. The options under the plan have a contractual life of 10 years.

     The Company adopted the AMCOR Capital Corporation 1997 Stock Option Plan for Company employees, directors, and vendors, which authorized the granting of options on 500,000 shares of common stock. The exercise price per share of options granted may not be less than 100% of the fair market value per share of the Company's common stock at the date of grant. The plan provides that the exercise price per share of options granted to anyone who owns more than 10% of the voting power of all classes of the Company's stock must be at least 110% of the fair market value per share of the Company's common stock on the date of grant. The exercise price per share of options otherwise granted must be at least equal to or greater than 85% of the fair market value per share of the Company's common stock on the grant date. The plan is nonqualified as to
     Section 422 of the Internal Revenue Code of 1986, and in fiscal year 1998, the Company granted options to purchase 405,000 shares of its common stock to selected employees at an exercise price ranging between $3.00 and $5.00 per share. On August 28, 1998, options on 100,000 and 50,000 shares, which were granted with exercise prices per share of $4.75 and $4.31, respectively, and market prices per share at the dates of grant of $4.81 and $4.63, respectively, were cancelled and reissued at exercise prices of $3.00 per share. The market price per share at the date of reissuance was $2.81. From the date of grant, the

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

14.  STOCK BASED COMPENSATION PLANS, CONTINUED

     options vest on an annual pro rata basis over four years and are exercisable, upon proper notice, in whole or in part at any time upon vesting. Under the plan, unvested options terminate when an employee leaves the Company, and in general, any vested options may be exercised up to three months after termination of employment at which time the option expires. As of August 31, 1998, none of the options were exercised. The options under the plan have a contractual life of 10 years.

     A summary of the activity relating to the Company's stock option plans as of August 31, 1998 and 1997, and changes during the years then ended is presented below:


                                              1998                    1997
                                      ---------------------    --------------------
                                                   Weighted                Weighted
                                                   Average                 Average
                                                   Exercise                Exercise
                                        Shares      Price       Shares      Price
                                      ---------   ---------    -------     --------
  Outstanding at beginning of year      656,633     $1.65      541,633       $1.50
  Exercised                             (31,250)     2.00      (30,000)       2.00
  Granted                               555,000      3.97      145,000        2.28
  Cancelled/repriced                   (150,000)     4.60         -            -
  Forfeited                             (17,500)     3.14         -            -
                                      ---------                -------
  Outstanding at end of year          1,012,883      2.43      656,633        1.65
                                      ---------                -------
                                      ---------                -------

     The following table summarizes information about stock options outstanding at August 31, 1998:


                                                    Weighted Average
                              Outstanding at      Remaining contractual      Exercisable at
      Exercise Prices        August 31, 1998         Life (in Years)        August 31, 1998
      ---------------        ---------------      ---------------------     ---------------
             $1.30                87,500                   6                     87,500
              1.60               454,133                   2                    454,133
              2.00                56,250                   9                     14,062
              3.00               255,000                  10                     -
              4.00                10,000                   9                      7,500
              5.00               150,000                  10                     -
                               ---------                                        -------
      1.30 to 5.00             1,012,883                                        563,195
                               ---------                                        -------
                               ---------                                        -------


     SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

14.  STOCK BASED COMPENSATION PLANS, CONTINUED

     The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weighted average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0% for both years, expected volatility of 0.971 and 1.17, risk-free interest rate of 4.90% and 5.26%, and expected contractual life of 10 years for both years. The weighted average fair value of options granted during 1998 and 1997 was $3.07 and $2.76, respectively.

     The BSOPM was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1994. The Company's pro forma information is as follows:


                                                         1998             1997
                                                     ------------      ----------
     Net income (loss), as reported                  $(15,785,686)     $2,176,366
     Net income (loss), pro forma                    $(16,803,346)     $1,790,389
     Basic earnings (loss) per share, as reported       $(2.19)           $0.29
     Basic earnings (loss) per share, pro forma         $(2.21)           $0.29

     Common stock warrants issued in 1998 and 1997 to non-employees for services rendered primarily under consulting agreements are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The following is a description of warrants granted and outstanding and the assumptions utilized involving the grants in 1998 and 1997.

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

14.  STOCK BASED COMPENSATION PLANS, CONTINUED

     In connection with a consulting agreement for investor relation services entered into with an individual on October 1, 1996, the Company issued 400,000 shares of common stock and also granted warrants to purchase 340,000 shares of its common stock at $2.00 per share. The warrants expire on September 30, 1999. The fair value of the services in this transaction was $360,000 and is recognized as consulting expense over the life of the related agreement.

     On February 1, 1997, the Company entered into a four-month agreement for financial communication consulting services for which it paid $5,000 per month and also granted warrants to purchase 12,500 shares of its common stock at $4.50 per share. The transaction has been accounted for based on the value of the services provided. The warrants expire three years after the effective date of the registration statement covering these warrants, which became effective on January 20, 1998.

     On June 1, 1997, the Company entered into a four-month agreement for financial communication consulting services at $5,000 per month and also granted warrants to purchase 10,000 shares of its common stock at $6.00 per share. The agreement provided for automatic renewal for an additional eight-month period unless either party, thirty days prior to expiration of the initial term, notifies the other in writing of their desire not to renew. Upon renewal, the Company is required to grant warrants to acquire an additional 10,000 common shares at $6.00 per share. The transaction has been accounted for based on the value of the services provided. The warrants expire three years after the effective date of a registration statement covering these warrants, which became effective on January 20, 1998.

     A summary of the activity relating to warrants as of August 31, 1998 and 1997, and changes during the years then ended is presented below:


                                                 1998                    1997
                                         --------------------    --------------------
                                                     Weighted                Weighted
                                                      Average                 Average
                                                     Exercise                Exercise
                                         Warrants     Price      Warrants     Price
                                         --------    --------    --------    --------
     Outstanding at beginning of year     362,500     $2.20          -          -
     Granted                               65,000      6.67       362,500     $2.20
                                          -------                 -------
     Outstanding at end of year           427,500      2.88       362,500      2.20
                                          -------                 -------
                                          -------                 -------

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

14.  STOCK BASED COMPENSATION PLANS, CONTINUED

     The range of exercise prices of warrants outstanding at August 31, 1998 was $2.00 to $6.67. The weighted average fair value of warrants granted during 1998 and 1997 was $3.25 and $2.08, respectively.

     The following table summarizes information about warrants outstanding at August 31, 1998:


                                                                            Estimated
                               Volatility     Dividend     Risk-Free          Lives
                                 Factor        Yield     Interest Rates    (In Years)
                              -------------   --------   --------------    ----------
     1998 warrant grants              1.032      0%          5.20%              5
     1997 warrant grants      1.08 to 1.184      0%          5.34%              3


15.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of all financial instruments, both on and off the Company's balance sheets, have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

          CASH AND EQUIVALENTS

          The carrying amounts of cash and equivalents, accounts receivable, advances, certain other current assets, accounts payable, current maturity of long term debt, and certain other current liability amounts approximate fair value due to the short term maturities of these instruments. The Company has not held or issued any derivative financial instruments.

                           USA BIOMASS CORPORATION
                    (FORMERLY AMCOR CAPITAL CORPORATION)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

15.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

          LONG TERM DEBT

          The fair value is estimated by determining the net present value of future payments. The carrying amount on the balance sheet exceeds the fair value of the debt due to the change in interest rates from the time the debt was incurred to the current period.

                                                      1998                          1997
                                            --------------------------     --------------------------
                                              Carrying         Fair         Carrying          Fair
                                               Amount         Value           Amount         Value
                                            -----------    -----------     -----------    -----------
     Current assets:
       Cash and equivalents                 $   827,771    $   827,771     $   179,866    $   179,866
       Accounts receivable                      335,534        335,534         121,444        121,444
       Due from related parties                 913,632        913,632          54,946         54,946
       Income taxes receivable                  292,639        292,639           -              -
       Other current assets                     169,305        169,305         830,867        830,867
     Other assets:
       Note receivable, noncurrent            7,250,000      7,250,000           -              -
       Other assets                              30,181         30,181          41,125         41,125

     Current liabilities:
       Accounts payable                       1,356,257      1,356,257       1,555,802      1,555,802
       Payroll taxes payable                  1,065,005      1,065,005         977,448        977,448
       Accrued remediation costs                507,000        507,000           -              -
       Line of credit                           249,610        249,610           -              -
       Notes payable, current:
         Related parties                      1,866,994      1,866,994       1,370,160      1,370,160
         Other                                  836,680        836,680       1,438,594      1,438,594
       Capitalized lease
         obligations, current                   360,400        360,400         274,556        274,556
       Income taxes payable                       3,200          3,200       1,036,400      1,036,400
       Accrued interest                         162,845        162,845         344,428        344,428
     Other liabilities:
       Notes payable, net of
         current portion:
           Related parties                    1,781,208      1,369,647         825,866        562,065
           Employee                             370,189        340,046         450,000        376,031
           Other                                470,777        385,198         515,026        416,118
     Capitalized lease
        obligations, net of
        current portion                         931,557        931,557         488,731        488,731


                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

16.  EARNINGS PER COMMON SHARE

     In 1998, the Company adopted SFAS 128, "EARNINGS PER SHARE". Earnings per common share have been calculated in accordance with this statement, and earnings per share for the prior years were restated to conform to the requirements of SFAS No. 128.

     Basic and diluted earnings (loss) per common share have been computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares for the period. Income (loss) available to common stockholders is income (loss) after deducting from income or adding to the (loss) any preferred stock dividend requirements. The additional common shares that would be issuable for options and warrants outstanding are ignored, as to include them in the calculation of diluted earnings per share would be antidilutive.

     The computations of basic and diluted earnings per common share are as follows:

                                                       For the Years Ended August 31,
                                                       ------------------------------
                                                            1998            1997
                                                            ----            ----
         Loss from continuing operations                 $(5,838,804)   $(2,128,114)
            Add: dividends on preferred shares -
                   declared                                 (497,276)      (371,383)
            Add: dividends on preferred shares -
                   cumulative, not declared                 (362,059)        (6,000)
                                                        ------------     ----------
         Loss to common shareholders                      (6,698,139)    (2,505,497)
         Income (loss) from discontinued operations,
           including loss on disposal                     (9,946,882)     4,304,480
                                                        ------------     ----------
         Net income (loss) available to common
           shareholders                                 $(16,645,021)    $1,798,983
                                                        ------------     ----------
                                                        ------------     ----------
         Weighted average shares - basic and diluted       7,595,556      6,125,617
                                                        ------------     ----------
                                                        ------------     ----------

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

16.  EARNINGS PER COMMON SHARE, CONTINUED

     Earnings per Common Share - Basic and Diluted

                                                       For the Years Ended August 31,
                                                       ------------------------------
                                                            1998            1997
                                                            ----            ----
         Loss per share from continuing operations         $(0.88)        $(0.41)
         Income (loss) per share from discontinued
           operations, including loss on disposal           (1.31)          0.70
                                                           ------         ------
         Net income (loss) per share available to
           common shareholders                             $(2.19)         $0.29
                                                           ------         ------
                                                           ------         ------

     The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                                       For the Years Ended August 31,
                                                       ------------------------------
                                                            1998            1997
                                                            ----            ----
     Shares of common stock issuable under:
         Employee stock options                           449,084        392,048
         Warrants                                         182,227        186,847
         Series A Convertible Preferred Stock           1,345,500         -
         Series B Convertible Preferred Stock             404,414        628,972

     Warrants to purchase an additional 12,500 and 10,000 shares of common stock with exercise prices of $4.50 and $6.00 per share, respectively, were outstanding during fiscal years 1998 and 1997 and were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market prices of the common shares for each of the years.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

17.  STOCK TRANSACTIONS

     SERIES A CONVERTIBLE PREFERRED STOCK AND RELATED TRANSACTIONS

     During the first quarter of fiscal year 1998, the Company sold 747,500 shares of its Series A 9% Convertible Preferred Stock (the "Series A Preferred Stock") at $10 per share. In conjunction with the creation, issuance, and sale of this Preferred Stock, the Company changed the designation of the previously issued Series A 6% Convertible Preferred Stock to Series B 6% Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock is subordinate to the Series A Preferred Stock. In connection with the offering, the Company granted the underwriters warrants to purchase 65,000 shares of Series A Preferred Stock at $12 per share, which are exercisable in September 1998 and expire four years thereafter.

     The Series A Preferred Stock is convertible into the Company's common stock at the option of the holder at any time at a price equal to 125% of the common stock closing price on September 24, 1997 of $4.4375 per share, which represents approximately 1.8 shares of common stock for each share of Series A Preferred Stock upon conversion. The Company may convert the Series A Preferred Stock to common stock at such time as the common stock has traded for 20 consecutive days at 150% of the closing stock price on September 24, 1997. In the event the number of shares of the Company's common stock is increased or decreased as a result of a stock split, stock dividend, reverse stock split, or otherwise, the number of shares of common stock into which each share of Series A Preferred Stock may be converted shall concurrently be proportionately increased or decreased. Further, after five years, the Company may redeem the Series A Preferred Stock at $10.00 per share. Upon notice by the Company to redeem, the holders of Series A Preferred Stock will have 30 days to elect to convert their Series A shares to common stock at 125% of its closing price on September 24, 1997.

     The Series A Preferred Stock provides for a 9% annual dividend of $.90 per share payable quarterly. Dividends accumulate whether or not declared and must be paid prior to any dividend distribution to the holders of Series B Preferred Stock or common stock. In any liquidation or dissolution of the Company, the holders of Series A Preferred Stock will be entitled to a liquidation preference of $10 per share plus all related accumulated, accrued, and unpaid dividends. Further, if the Company does not pay dividends on the Series A Preferred Stock for eight cumulative quarters whether consecutive or not, the holders of Series A Preferred Stock have the right to elect the majority of the Company's Board of Directors. As of January 31, 1999, the Company had not declared dividends for two consecutive quarters, which totals $336,375.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

17.  STOCK TRANSACTIONS, CONTINUED

     SERIES B CONVERTIBLE PREFERRED STOCK AND RELATED TRANSACTIONS

     The Series B Preferred Stock provides for a 6% annual dividend of $0.60 per share payable quarterly. Dividends accumulate whether or not declared and may be paid in cash or by the issuance of additional shares of Series B Preferred Stock. In any liquidation or dissolution of the Company, the holders of Series B Preferred Stock will be entitled to a liquidation preference of $10 per share plus all related accumulated, accrued, and unpaid dividends. However, the payment of any dividend or liquidation preference is subordinate to any dividend or liquidation preference payments of the Series A Preferred Stock. At August 31, 1998, Series B Preferred Stock dividends were in arrears by $248,648.

     Each share of Series B Preferred Stock is convertible at any time at the option of the holder into one fully paid nonassessable share of the Company's common stock. In addition, each share of Series B Preferred Stock shall automatically convert into one fully paid nonassessable share of common stock upon a change in control during any twelve month period or upon sale of all or substantially all of the assets of the Company. Change in control is defined as the acquisition of the direct or indirect beneficial ownership of more than 40% of the aggregate number of shares of Series B Preferred Stock and common stock outstanding as of the date on which the initial Series B Preferred Stock was first issued. In the event the number of shares of the Company's common stock is increased or decreased as a result of a stock split, stock dividend, reverse stock split or otherwise, the number of shares of common stock into which each share of Series B Preferred Stock may be converted shall concurrently be proportionately increased or decreased. Accordingly, as a result of the one for two reverse stock split effected in fiscal year 1997, each share of Series B Preferred Stock is now convertible into one fully paid nonassessable share of common stock. Further, the Company cannot redeem, purchase, or acquire any Series B Preferred Stock or common stock, other than from officers, directors, or others employed by the Company under certain circumstances and limitations, without the consent of 66.67% of the holders of Series B Preferred Stock.

     In fiscal year 1997, the Company acquired 171,983 shares of its Series B Preferred Stock from three affiliated partnerships managed by the Company, in satisfaction of amounts due the Company which totaled $1,719,830. The shares received were valued at the amount of the receivables satisfied, and no gain or loss was recognized on these transactions.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

17.  STOCK TRANSACTIONS, CONTINUED

     SERIES B CONVERTIBLE PREFERRED STOCK AND RELATED TRANSACTIONS, CONTINUED

     In fiscal year 1997, the Company exchanged 161,052 shares of common stock for the net assets of an affiliated partnership, which consisted principally of 52,575 shares of Series B Preferred Stock, in satisfaction of the amount owed to the Company of $158,066 and the assumption of partnership's obligation of $7,439. No gain or loss was realized on this transaction.

     RESCISSION OF TRANSACTION TO RETIRE A PORTION OF SERIES B PREFERRED STOCK

     In February 1998, the Company entered into an agreement with certain affiliated partnerships which was to result in the Company acquiring the 404,414 shares of Series B Preferred Stock outstanding in satisfaction of $4,044,140 owed to the Company. Not all of the requirements of the transactions between the partnerships and the Company could be met. Therefore, the transactions were rescinded and the 404,414 shares of Series B Preferred Stock were reissued to the affiliated partnerships. No gain or loss was realized on this transaction by the Company.

     COMMON STOCK TRANSACTIONS

        TRANSACTION PRIOR TO THE ONE-FOR-TWO REVERSE STOCK SPLIT

           COMMON STOCK ISSUED UNDER CONSULTING AGREEMENT

           In fiscal year 1997, the Company issued 400,000 shares of common stock and warrants to purchase 340,000 shares of its common stock at $2.00 per share to an individual for investor relations services under a long term consulting agreement; the fair value of the services in this transaction was $360,000 at the date of issuance and is recognized as consulting expense over the life of the related agreement.

        STOCK SPLIT

           On February 21, 1997, the Company's shareholders approved a one-for-two reverse stock split of the Company's common stock. Accordingly, $11,997 was transferred from common stock to additional paid-in capital representing the par value of the shares cancelled in the reverse split.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

17.  STOCK TRANSACTIONS, CONTINUED

     COMMON STOCK TRANSACTIONS, CONTINUED

     TRANSACTIONS SUBSEQUENT TO THE ONE-FOR-TWO REVERSE STOCK SPLIT

           SHARES ISSUED UNDER STOCK OPTION PLANS

           During fiscal years 1998 and 1997, stock options under the 1994 nonqualified stock option plan were exercised resulting in the purchase of 31,250 shares for $62,500 and 30,000 shares for $60,800, respectively.

           COMMON STOCK ISSUED IN EXCHANGE FOR DEBT

           In fiscal year 1998, the Company issued 14,927 shares of common stock at market value in payment of debt of $70,899. In fiscal year 1997, the Company issued 912,622 shares of common stock at market value in payment of debt of $3,792,678.

           COMMON STOCK RETIRED

           In fiscal year 1997, the Company acquired and then retired 200,000 shares of common stock at market value from an affiliated partnership owned by two officers of the Company, who are shareholders of the Company, in satisfaction of $850,467 due the Company.

           SHARES ISSUED FOR PARTNERSHIP NET ASSETS

           In fiscal year 1997, the Company issued 176,187 and 161,052 shares of common stock at market value to two affiliated partnerships managed by the Company to acquire the net assets of these partnerships valued at $1,043,000.

           SHARES ISSUED IN EXCHANGE FOR PARTNERSHIP INTERESTS

           In fiscal year 1997, the Company issued 94,830 shares of its common stock with a market value of $394,726 in exchange for partnership interests in Company affiliated partnerships held by third parties. The interests were sold at no gain or loss to the Company to a related partnership owned by two officers of the Company who are shareholders of the Company.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

17.  STOCK TRANSACTIONS, CONTINUED

     COMMON STOCK TRANSACTIONS, CONTINUED

       TRANSACTIONS SUBSEQUENT TO THE ONE-FOR-TWO REVERSE STOCK SPLIT, CONTINUED

           SHARES ISSUED FOR THE ACQUISITION OF TRANSPACIFIC ENVIRONMENTAL, INC.

           In fiscal year 1998, the Company issued 406,109 shares of common stock for the acquisition of TransPacific Environmental, Inc. (Note
           13).

           SHARES ISSUED IN CONNECTION WITH LEGAL SETTLEMENT

           In fiscal year 1998, the Company issued 144,000 shares of stock in connection with a judgment rendered by a court in litigation brought by an individual and the estate of a former officer and shareholder (Note 12). As a result of the judgment, the issuance of these shares is recorded as settlement expense.

           TREASURY STOCK REPURCHASE PROGRAM

           The Company's Board of Directors on November 10, 1997 authorized management to purchase up to $1,000,000 worth of its common stock over a 12 month period. As of August 31, 1998, the Company had repurchased at market value 24,250 shares for $118,339.

18.  BUSINESS SEGMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The statement requires implementation for fiscal years beginning after December 15, 1997. However, while not required to, the Company has chosen early implementation.

      The Company's biomass operation provides tree maintenance services and processes clean green waste, which it diverts from the general waste stream.

      In December 1998, the Company adopted a plan to discontinue its agribusiness and real estate segments. Accordingly, business segment information for the discontinued segments is presented in Note 3 and the Company's biomass segment is the only continuing operations presented in the financial statements.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

19.  SUBSEQUENT EVENTS

      SOLID WASTE TRANSPORTATION

      The Company entered into a waste transportation services contract with Waste Management in June 1998. Under the contract, the Company has the exclusive right to provide waste transportation services from two of Waste Management's Los Angeles-area transfer stations to certain landfills. The Company officially began providing waste transportation services in October 1998. The contract has an initial term of five years, with two automatic five-year extensions unless either party gives 180 days prior written notice of its desire to terminate the contract at the end of the then current term.

      This contractual relationship represents the primary source of revenue of the Company's continuing operations. As of December 31, 1998, the Company has acquired 40 trucks and 16 trailers, most of which were in service in the first quarter of fiscal year 1999. The notes and capital lease obligations total approximately $4,092,000, with interest ranging from 7.31% to 8.92%, and are payable over 5 years in monthly installments aggregating $74,135.

      In January 1999, the Company acquired a truck terminal/maintenance facility in Bell Gardens, California for its transportation operations for approximately $1,000,000, consisting of $200,000 in cash and a mortgage note payable of $800,000.

      CHANGE IN FISCAL YEAR

      On January 12, 1999, the Company adopted December 31 as its year end.

      SECURITIES AND EXCHANGE COMMISSION FILINGS

      The Company has not made certain of its required filings with the Securities and Exchange Commission. The extended due date for its Form 10-KSB was December 14, 1998. In addition, the Company's Form 10-QSB for the first quarter of fiscal year 1999 was due January 14, 1999. Further, amended Forms 10-QSB for the first, second, and third quarters of fiscal year 1998 are required and have not been filed. Filing of required reports with the Securities and Exchange Commission is necessary to maintain the Company's listing on the NASDAQ Small Cap Market.

                            USA BIOMASS CORPORATION
                      (FORMERLY AMCOR CAPITAL CORPORATION)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

-------------------------------------------------------------------------------

19.  SUBSEQUENT EVENTS, CONTINUED

      LITIGATION

      On January 22, 1999, a lawsuit was filed against the Company and its officers by two former employees of the Company's wholly owned subsidiary, TransPacific Environmental, Inc. ("TPE"), which was acquired on November 25, 1997 (Note 13). These employees were the former owner of TPE and his spouse. The suit alleges breach of employment agreements, implied covenant of good faith and fair dealing, wrongful termination, fraud, and deceit. The plaintiffs seek recovery of unspecified amounts for, among other things, lost salaries, wages, bonuses, punitive damages, and attorneys' fees.

      The Company believes that the allegations are without merit, and that the outcome of this lawsuit will not have a material adverse effect on its earnings, cash flow, or financial position.

      REAL ESTATE PROJECT SALE

      On February 19, 1999, a $11.5 million contract was executed for the sale of the Texas real estate project. The transaction provides for a 30 day due diligence period at which time a $100,000 deposit becomes nonrefundable. The transaction is scheduled to close on April 20, 1999. This transaction is expected to provide the Company $5 million after payment of approximately $5.9 million of debt.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits.

          2         Plan of Discontinued Operations

          3.1 Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (1)

          3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (1)

          3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (1)

          3.4 Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (2)

          3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997 (3)

          3.6 Amended Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A 9% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on November 13, 1997
                    (4)

          3.7       Bylaws of the Company, as amended (3)

          4.1 Trust Indenture between the Company and First City Bank of Dallas (1)

          10.1      Coachella Packing Shed Lease (1)

          10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (5)

          10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (5)

          10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (5)

          10.12 Lease Agreement dated April 1, 1991 between the Company and Enterprise Packing Company (5)

          10.25 Sublease Agreement dated as of November 24, 1993 between the Company and Enterprise Packing Company (6)

          10.28 Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE

          10.29 Agreement regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc.

          21        Subsidiaries of the Company (7)

          23        Consent of Independent Auditors

          27        Financial Data Schedule

---------------

(1) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 30, 1988 and incorporated herein by reference.
(2) Filed as Exhibit 4.2 to the Company's Form 10-QSB for the quarterly period ended May 31, 1994, and incorporated herein by reference.
(3) Amended Bylaws filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference. Additional amendment to Bylaws filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended February 28, 1998 as filed with the Commission on April 15, 1998 and incorporated herein by reference.
(4) Form of which was filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-2 as filed with the Commission on September 22, 1997 (Registration No. 333-28373) and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended November 30, 1993 as filed with the Commission on March 15, 1994 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     None.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        USA BIOMASS CORPORATION


Dated: March 5, 1999.                   By: /S/ FRED H. BEHRENS
                                            ------------------------------------
                                                  Fred H. Behrens, Chairman and
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                     Title                         Date
               ----                     -----                         ----

/S/ FRED H. BEHRENS           Chairman of the Board, Chief       March 5, 1999
-------------------------     Executive Officer (principal
Fred H. Behrens               executive officer) and Director


/S/ ROBERT A. WRIGHT          President, Chief Operating         March 5, 1999
-------------------------     Officer and Director
Robert A. Wright

/S/ EUGENE W. TIDGEWELL       Vice President, Treasurer and      March 5, 1999
-------------------------     Chief Financial Officer (principal
Eugene W. Tidgewell           financial and accounting officer)

/S/ MARLENE A. TAPIE          Director                           March 5, 1999
-------------------------
Marlene A. Tapie

/S/ DALE P. PAISLEY           Director                           March 5, 1999
-------------------------
Dale P. Paisley

/S/ MARLIN T. McKEEVER        Director                           March 5, 1999
-------------------------
Marlin T. McKeever

/S/ RICHARD MORA              Director                           March 5, 1999
-------------------------
Richard Mora

/S/ MIKE McDONALD             Director                           March 5, 1999
-------------------------
Mike McDonald

/S/ H. GLEN LEASON            Director                           March 5, 1999
-------------------------
H. Glen Leason

                                   EXHIBIT INDEX


     Exhibit No.         Description
     -----------         -----------
          2              Plan of Discontinued Operations

          10.28          Stock Acquisition Agreement dated as of November 25,
                         1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE

          10.29 Agreement regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California,
                         Inc., the Company and AMCOR Biomass, Inc.

          23             Consent of Independent Auditors

          27             Financial Data Schedule
