Form 10QSB
period 1998-12-31
USA BIOMASS CORP
filed 1999-03-11
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB


(MARK ONE)
   [ ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED _________________


                                      OR

   [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 1998 TO DECEMBER 31, 1998



                       Commission File Number   0-17594


                            USA Biomass Corporation
            (Exact name of registrant as specified in its charter)


               DELAWARE                               33-0329559
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      52300 ENTERPRISE WAY, COACHELLA, CALIFORNIA         92236
      (Address of principal executive offices)          (Zip Code)

                                (760) 398-9520
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,737,135 on March 10, 1999.

                    PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



Introduction

     The consolidated financial statements have been prepared by USA Biomass Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)



                Index to the Consolidated Financial Statements
                    As of December 31 and August 31, 1998
          And For the Four Months Ended December 31, 1998 and 1997
            And the Three Months Ended December 31, 1998 and 1997






     Consolidated Financial Statements for USA Biomass Corporation:

        Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . F-2

        Statements of Operations  . . . . . . . . . . . . . . . . . F-5

        Statements of Shareholders' Equity    . . . . . . . . . . . F-7

        Statements of Cash Flows   . . . . . . . . . . . . . . . .  F-11

     Notes to the Financial  Statements . . . . . . . . . . . . . . F-15








                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                         Consolidated Balance Sheets
                     December 31, 1998 and August 31, 1998

                            (Amounts in Thousands)

                                    ASSETS
                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Current assets:

  Cash and equivalents                                    $801          $828

  Accounts receivable                                      554           336

  Due from officers and directors                          919           914

  Income taxes recoverable                                 293           293

  Other current assets                                     384           168

  Net current assets of discontinued
   operations                                            7,942         7,399
                                                    -----------   -----------
     Total current assets                               10,893         9,938

Property and equipment, net                              8,874         3,795

Note receivable, noncurrent                              7,650         7,250

Other assets                                               142            30

Intangible assets, net                                     449           458

Net noncurrent assets of discontinued
 operations                                                769         -
                                                    -----------   -----------
Total assets                                           $28,777       $21,471
                                                    ===========   ===========










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                         Consolidated Balance Sheets

                     December 31, 1998 and August 31, 1998

                            (Amounts in Thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Current liabilities:
  Accounts payable:
   Officers and directors                                 $160           $90
   Others                                                1,210         1,266
  Payroll taxes payable                                  1,345         1,065
  Accrued remediation costs                                507           507
  Line of credit                                           875           250
  Notes payable:
    Related parties                                      1,783         1,467
    Officers and directors                                 540           400
    Other                                                  721           837
  Capitalized lease obligations                            765           360
  Income taxes payable                                       6             3
  Accrued interest                                         252           163
                                                    -----------   -----------
     Total current liabilities                           8,164         6,408

Notes payable, net of current portion:
   Related parties                                         966         1,196
   Officers and directors                                  815           955
   Other                                                 6,417           471
Capitalized lease obligations, net of current
 portion                                                 3,538           932
Other noncurrent liabilities                               973         -
Net noncurrent liabilities of discontinued
 operations (Note 3)                                     -             2,654
                                                    -----------   -----------
Total liabilities                                       20,873        12,616

Commitments and contingencies









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)
                         Consolidated Balance Sheets

                     December 31, 1998 and August 31, 1998

                            (Amounts in Thousands)

               LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED

                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

   Series A, 9% Convertible Preferred Stock,
   $0.01 par value; cumulative nonvoting,
   $7,475,000 aggregate liquidation preference;
   812,500 shares authorized, 747,500 shares
   issued and outstanding.                                  $7            $7

   Series B, 6% Convertible Preferred Stock,
   $0.01par value; cumulative nonvoting,
   $4,044,140 aggregate liquidation preference;
   750,000 shares authorized, 404,414 shares
   issued and outstanding.                                   4             4

   Common stock, $0.002 par value; 25,000,000
   shares authorized, 7,761,385 shares issued,
   7,737,135 shares outstanding at December 31,
   and August 31, 1998.                                     16            16

   Additional paid-in capital                           21,970        21,970
   Accumulated earnings (deficit)                      (13,975)      (13,024)
   Treasury stock, at cost (24,250 common shares
    at December 31 and August 31, 1998)                   (118)         (118)
                                                    -----------   -----------
      Total shareholders' equity                         7,904         8,855
                                                    -----------   -----------
   Total liabilities and shareholders' equity          $28,777       $21,471
                                                    ===========   ===========








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                     Consolidated Statements of Operations
              For the Four Months Ended December 31, 1998 and 1997

                            (Amounts in Thousands)

                                                    (Unaudited)    (Unaudited)
                                                         1998          1997
                                                    -----------   -----------
Revenues                                                $2,021          $406

Costs and expenses:
  Cost of revenues                                       2,221           634
  General and administrative expenses                      851           678
  Interest expense, net of interest income                (103)           86
                                                    -----------   -----------
                                                         2,969         1,398
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (948)         (992)
(Expense)/benefit from income taxes                         (3)          334
                                                    -----------   -----------
Loss from continuing operations                           (951)         (658)
                                                    -----------   -----------
Discontinued operations:
 Income from discontinued operations                     -                12
                                                    -----------   -----------
Net loss                                                 $(951)        $(646)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.16)       $(0.12)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.16)       $(0.12)
                                                         ======        ======










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                     Consolidated Statements of Operations
              For the Three Months Ended December 31, 1998 and 1997

                            (Amounts in Thousands)

                                                    (Unaudited)    (Unaudited)
                                                         1998          1997
                                                    -----------   -----------
Revenues                                                $1,710          $361

Costs and expenses:
  Cost of revenues                                       1,842           304
  General and administrative expenses                      458           437
  Interest expense, net of interest income                 (62)           60
                                                    -----------   -----------
                                                         2,238           801
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (528)         (440)
(Expense) Benefit from income taxes                         (3)          147
                                                    -----------   -----------
Loss from continuing operations                           (531)         (293)
                                                    -----------   -----------
Discontinued operations:
 Income from discontinued operations                     -                 6
                                                    -----------   -----------
Net loss                                                 $(531)        $(287)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.10)       $(0.06)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.10)       $(0.06)
                                                         ======        ======










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

              Consolidated Statements of Shareholders' Equity
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)



                                    Series A         Series B
                                   Preferred        Preferred      Common
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
Balance, August 31, 1997              -              404,414      7,172,974
Issuance of Series A
   9% Convertible
   Preferred Stock                  747,500            -              -
Shares issued upon
   exercise of options                -                -             31,250
Shares issued in
   payment of debt                    -                -             14,927
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                -                -            406,109
Shares issued in
   settlement of
   litigation                         -                -            144,000
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                           -                -              -
Treasury shares
   acquired                           -                -              -
Shares reacquired
   and retired                        -                -             (7,875)
Series A Preferred
   Stock dividends                    -                -              -
Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, August 31, 1998            747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          747,500          404,414      7,761,385
                                    =======        =========     ==========









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)



                                     Common          Series A     Series B
                                    Treasury        Preferred    Preferred
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
                                                     (Amounts in Thousands)
Balance, August 31, 1997              -                -             $4
Issuance of Series A
   9% Convertible
   Preferred Stock                    -                 $7            -
Shares issued upon
   exercise of options                -                -              -
Shares issued in
   payment of debt                    -                -              -
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                -                -              -
Shares issued in
   settlement of
   litigation                         -                -              -
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                           -                -              -
Treasury shares
   acquired                         (24,250)           -              -
Shares reacquired
   and retired                        -                -              -
Series A Preferred
   Stock dividends                    -                -              -
Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, August 31, 1998            (24,250)           7              4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          (24,250)          $7             $4
                                    =======        =========     ==========








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

                            (Amounts in Thousands)

                                                    Treasury     Additional
                                     Common          Common       Paid-in
                                     Stock           Stock        Capital
                                    -------        ---------     ----------
Balance, August 31, 1997                $14            -            $14,242
Issuance of Series A
   9% Convertible
   Preferred Stock                    -                -              6,162
Shares issued upon
   exercise of options                -                -                 62
Shares issued in
   payment of debt                    -                -                 71
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                    1            -              1,195
Shares issued in
   settlement of
   litigation                         -                -                 83
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                           -                -                188
Treasury shares
   acquired                           -               $(118)          -
Shares reacquired
   and retired                        -                -                (33)
Series A Preferred
   Stock dividends                    -                -              -
Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, August 31, 1998                 16            (118)         21,970

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998              $16           $(118)        $21,970
                                    =======        =========     ==========







        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

                               (Amounts in Thousands)

                                                 Accumulated
                                             Earnings(Deficit)      Total
                                                 -----------    -----------
Balance, August 31, 1997                              $3,259        $17,520
Issuance of Series A
   9% Convertible
   Preferred Stock                                     -              6,169
Shares issued upon
   exercise of options                                 -                 63
Shares issued in
   payment of debt                                     -                 71
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                                 -              1,196
Shares issued in
   settlement of
   litigation                                          -                 83
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                                            -                188
Treasury shares
   acquired                                            -               (118)
Shares reacquired
   and retired                                         -                (33)
Series A Preferred
   Stock dividends                                      (497)          (497)
Net loss                                             (15,786)       (15,786)
                                                 -----------    -----------
Balance, August 31, 1998                             (13,024)         8,855

Net loss                                                (951)          (951)
                                                 -----------    -----------
Balance, December 31, 1998                          $(13,975)        $7,904
                                                 ===========    ===========







        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)
                  Consolidated Statements of Cash Flows

              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)
                           (Amounts in Thousands)

                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                        $(951)     $(15,786)
 Add loss (deduct income) from discontinued
  operations                                              -             9,947
                                                    -----------   -----------
 Net loss from continuing operations                       (951)       (5,839)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            267           358
   Loss on impairment of assets                           -             1,971
   Loss on sale of assets                                 -               366
   Provision for settlement expense                       -               112
   Stock options granted to nonemployees for
    consulting and other services                         -               188
 Decrease (increase) in assets, net of effect of
  acquisition of TransPacific Environmental, Inc.:
   Accounts receivable                                     (218)          (98)
   Income taxes recoverable                               -              (293)
   Other current assets                                    (216)          710
   Due from related parties                               -               240
   Other assets                                             (83)            3
 Increase (decrease) in liabilities, net of effect of
  acquisition of TransPacific Environmental, Inc.:
   Accounts payable                                          14          (401)
   Payroll taxes payable                                    431            88
   Income taxes payable                                       3        (1,033)
   Accrued interest payable                                  89          (182)
   Deferred taxes                                         -               (56)
                                                    -----------   -----------

 Net cash used in operating
  activities of continuing  operations                     (664)       (3,866)
 Net cash used in operating
  activities of discontinued operations                    (543)        (6,105)
                                                    -----------   -----------
Cash used in operating activities                        (1,207)       (9,971)
                                                    -----------   -----------








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)



                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Cash flows provided by (used in) investing
activities:
 Purchases of property and equipment                    $(6,016)        $(143)
 Sales of property and equipment                          -               101
 Acquisition of TransPacific Environmental, Inc.,
  net of cash acquired                                    -              (398)
                                                    -----------   -----------
Net cash used in investing
 activities of continuing operations                     (6,016)         (440)
Net cash provided by investing
 activities of discontinued operations                    -             4,199
                                                    -----------   -----------
Cash provided by (used in) investing operations          (6,016)        3,759
                                                    -----------   -----------
Cash flows provided by (used in) financing
activities:
 Proceeds from line of credit                               625           250
 Proceeds from notes and loans                            9,296         2,229
 Repayment of notes and loans                               (88)       (3,541)
 Dividends paid on Series A Preferred Stock               -              (497)
 Acquisition of treasury shares                           -              (118)
 Net proceeds from issuance of Series A
  Preferred Stock                                         -             6,169
 Purchase and retirement of common stock                  -               (32)
 Exercise of stock options                                                 63
                                                    -----------   -----------
Net cash provided by financing activities
 of continuing operations                                 9,833         4,521
Net cash provided by (used in) financing
 activities of discontinued operations                   (2,638)        2,339
                                                    -----------   -----------
Cash provided by financing activities                     7,195         6,860
                                                    -----------   -----------
Net increase (decrease) in cash                             (28)          648

Cash and equivalents at beginning of year                   828           180
                                                    -----------   -----------
Cash and equivalents at end of year                        $801          $828
                                                    ===========   ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                  Consolidated Statements of Cash Flows
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

              Supplemental Disclosures of Cash Flow Information



                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Cash paid during the year for:
  Interest:
   Continuing operations                                   $305          $838
   Discontinued operations                                  450           521
                                                    -----------   -----------
                                                           $755        $1,359
                                                    ===========   ===========
  Income taxes                                            -           332,589
                                                    ===========   ===========



                           Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations


Assets acquired (disposed of) in non-cash
 transactions:
  Assets acquired                                         -        $1,141,225
  Receivables from related parties incurred               -           815,184
  Capital lease obligations incurred                      -          (727,610)
  Liabilities incurred                                    -          (413,615)
  Liability to officer incurred                           -          (815,184)

Satisfaction of debt through issuance of stock:
  Liabilities satisfied                                   -           $70,899
  Common stock issued                                     -           (70,899)












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                  Consolidated Statements of Cash Flows

              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)




                           Supplemental Schedule of
     Non-Cash Investing and Financing Activities of Continuing Operations,
                                 Continued


                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Settlement liability and related party receivable:
 Liability to estate of former officer incurred           -         $(283,388)
 Receivable from related party incurred                   -           283,388


Purchase of all the capital stock of TransPacific
 Environmental, Inc.:

 Fair value of assets acquired                            -        $2,260,933
 Cash paid                                                -          (411,207)
 Common stock issued                                      -        (1,195,842)
                                                    -----------   -----------
 Liabilities assumed                                      -         $(653,884)
                                                    ===========   ===========


Included in the net liabilities assumed were the following operating assets and liabilities:

       Cash                                               -           $13,053
       Accounts receivable                                -           116,235
       Other current assets                               -            48,531
       Other assets                                       -             2,230
       Accounts payable                                   -          (679,283)
       Notes payable                                      -          (154,650)












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                Notes to the Consolidated Financial Statements
                     For the Year Ended August 31, 1998
            and the Four Months Ended December 31, 1998 (Unaudited)



1.  Description of the Company's Business

The continuing operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of tree trimming services and clean green waste processing conducted by TransPacific Environmental, Inc. ("TPE"), which was acquired by the Company in November 1997 ("biomass"). In order to focus on expanding its biomass operation and its waste transport operation, which commenced in September 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities on December 23, 1998. As a result, the agribusiness and real estate activities have been presented as discontinued operations in the consolidated financial statements.

During the year ended August 31, 1998, the Company changed its name from AMCOR Capital Corporation to USA Biomass Corporation.

In January, 1999, the Company's Board of Directors elected to change the Company's year end to December 31.

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

On December 23, 1998, the Company adopted a plan to discontinue its agribusiness and real estate operations and to sell the related assets. Assets of discontinued operations are recorded at the lower of cost or market (net realizable value).

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

    Intangible Assets

Intangible assets include licenses and agreements, customer lists, and con-tracts. Intangible assets are amortized using the straight line method over a period of 10 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future opera-ting cash flows on an undiscounted basis.

    Long Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a writedown to fair value is required.

    Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant.

Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee and non-employee compensation plans. The Company has elected to remain on its current method of accounting as described above for employee compensation plans, and has adopted the disclosure requirements of SFAS No. 123.

    Earnings per Common Share

In 1997 the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share for the three and four months ended December 31, 1997 and 1998 have been calculated in accordance with this pronouncement.

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

    Inventories - Real Estate

All direct and indirect costs of real estate development are accumulated and valued at the lower of cost or net realizable value.

    Investment

The Company uses the equity method of accounting for its 50% investment interest in PS III Farms, LLC, an Oregon limited liability company.

3.  Discontinued Operations

On December 23, 1998, the Company adopted a formal plan to discontinue its agri-business and real estate operations and to sell the related asset in order to focus on its biomass and waste transportation segments. The Company plans to dispose of its agribusiness and real estate operations by November 30, 1999.
As a result, the financial statements of the Company reflect the net assets and operating results of the agribusiness and real estate segments as discontinued operations.


The assets of discontinued agribusiness and real estate segments are summarized as follows:


                                               As of December 31, 1998
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Current assets:
  Accounts receivable                      -            $336,985      $336,985
  Due from managed limited
   partnerships                         $137,444       8,839,455     8,976,899
  Inventory                                -           2,085,137     2,085,137
  Other current assets                    16,331         143,246       159,577
                                     ------------    -----------    -----------
    Total current assets                 153,775      11,404,823    11,558,598
                                     ------------    -----------    -----------
 Current liabilities:
  Accounts payable                       254,001         230,668       484,669
  Lines of credit                          -           1,322,000     1,322,000
  Due to managed limited
   partnerships                          874,984         540,052     1,415,036
  Notes and capitalized lease
   obligations payable                   392,406           -           392,406
  Other current liabilities                -               1,823         1,823
                                     ------------    -----------    -----------
    Total current liabilities          1,521,391       2,094,543     3,615,934
                                     ------------    -----------    -----------
 Net current assets (liabilities)
  of discontinued operations         $(1,799,616)     $9,310,280    $7,942,664
                                     ============    ===========    ===========
 Noncurrent assets:
  Property and equipment, net         $4,150,486           -        $4,150,486
  Investment                               -          $2,489,199     2,489,199
  Other noncurrent assets                162,999           -           162,999
                                     ------------    -----------    -----------
    Total noncurrent assets            4,313,485       2,489,199     6,802,684
                                     ------------    -----------    -----------
 Noncurrent liabilities:
  Notes payable, others,
   net of current portion              4,790,151       1,221,018     6,011,169
  Capital lease obligations,
   net of current portion                 22,036           -            22,036
                                     ------------    -----------    -----------
    Total noncurrent liabilities       4,812,187       1,221,018     6,033,205
                                     ------------    -----------    -----------
 Net noncurrent assets (liabilities)
  of discontinued operations           $(498,702)     $1,268,181      $769,479
                                     ============    ===========    ===========




                                                 As of August 31, 1998
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Current assets:
  Accounts receivable                   $344,880           -          $344,880
  Due from managed limited
   partnerships                          137,444      $8,954,390     9,091,834
  Inventory                              152,332       1,999,783     2,152,115
  Other current assets                    16,330         165,730       182,060
                                     ------------    -----------    -----------
    Total current assets                 650,986      11,119,903    11,770,889
                                     ------------    -----------    -----------
 Current liabilities:
  Accounts payable                       946,344         956,206     1,902,550
  Due to managed limited
   partnerships                          874,984         739,574     1,614,558
  Notes and capitalized lease
   obligations payable                   265,721         589,205       854,926
                                     ------------    -----------    -----------
    Total current liabilities          2,087,049       2,284,985     4,372,034
                                     ------------    -----------    -----------
 Net current assets (liabilities)
  of discontinued operations         $(1,436,063)     $8,834,918    $7,398,855
                                     ============    ===========    ===========
 Noncurrent assets:
  Property and equipment, net         $4,150,486           -        $4,150,486
  Investment                               -          $2,489,199     2,489,199
  Other noncurrent assets                193,461          62,078       255,539
                                     ------------    -----------    -----------
    Total noncurrent assets            4,343,947       2,551,277     6,895,224
                                     ------------    -----------    -----------
 Noncurrent liabilities:
  Notes and capitalized lease
   obligations payable, net of
   current portion                     4,452,559       5,096,877     9,549,436
                                     ------------    -----------    -----------
    Total noncurrent liabilities       4,452,559       5,096,877     9,549,436
                                     ------------    -----------    -----------
 Net noncurrent assets (liabilities)
  of discontinued operations           $(108,613)    $(2,545,600)  $(2,654,213)
                                     ============    ===========    ===========




4.  Due from Officers and Directors

Amounts due from officers and directors relate to the activities of a partner-ship, Enterprise Packing Company ("EPC"), the partners of which are two officers who are also shareholders and directors of the Company. The amount due from the Partnership represents the net of advances to and other transactions with the partnership.

    Facility Lease

EPC owns the rights to the use of a packing facility during the grape harvest cycle and the annual use of related office space in Coachella Valley. The Company sub-leases these facilities on a month to month basis for use in its now discontinued agribusiness operations and its corporate offices for $156,000 per year.



5.  Note Receivable

Note receivable arising from the sale of undeveloped real estate in Riverside County, California consists of the following:


                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Noninterest-bearing note receivable collateralized
by a deed of trust on real property; face amount
of $10,000,000 due in August 2000, discounted to
yield a representative market effective interest
rate of 17.4%.  The note provides that the
maturity date may be extended until August, 2001.
In December 1998, the Company obtained a
$4,000,000 loan, collateralized by this note
receivable.  The loan terms provide, among other
things, that the Company may not sell, encumber,
or dispose of the note without the written consent
of the lender.                                       $7,649,880    $7,250,000
                                                     ==========    ==========




6.  Notes Payable

    Notes payable consist of the following:

      Continuing Operations

 Notes payable to related parties:

  Uncollateralized

                                                     December 31,  August 31,
                                                         1998          1998
                                                    -----------   -----------
 Notes payable with interest ranging from 6.0% to
 12.0% per annum, principal amounts of $1,669,418,
 $15,713 and $810,153 plus accrued interest due
 December 31, 1998, 1999, and 2001, respectively.
 Notes with aggregate principal amounts of
 $1,669,418 are payable to shareholders of the
 Company who are investors in limited
 partnerships managed by the Company and to a
 shareholder who is an officer of the Company
 and general partner in limited partnerships
 managed by the Company and his spouse. The
 amounts due the officer and his spouse are
 $615,000. The $15,713 and the $810,153 notes
 payable are due to affiliated real estate
 limited partnerships managed by the Company.        $2,495,285    $2,409,469

 Note payable to estate of former shareholder
 who was an officer of the Company, with interest
 at 10% per annum and is currently due and
 payable.                                               283,389       283,389

 Notes payable to officers, with interest at 8%
 per annum.  Principal of $140,159 and $815,184
 plus interest due December 31, 1999 and 2001,
 respectively.                                          955,343       955,343
                                                    -----------   -----------
     Total due to related parties                     3,734,017     3,648,201
       Less:  current portion                        (1,952,806)   (1,866,994)
                                                    -----------   -----------
     Total noncurrent due to related parties         $1,781,211    $1,781,207
                                                    ===========   ===========
 Note payable to an employee:

 Note payable to an employee, with interest at
 8.0% per annum, principal and interest due in
 September 1999.                                       $370,189      $370,189
                                                    -----------   -----------
     Total due to an employee                           370,189       370,189
       Less:  current portion                           370,189         -
                                                    -----------   -----------
     Total noncurrent due to an employee                  -          $370,189
                                                    ===========   ===========




 Notes payable to third parties:

  Uncollateralized

                                                     December 31,  August 31,
                                                         1998          1998
                                                    -----------   -----------
 Note payable with interest at 8.0% per annum,
 with monthly payments of $11,182, due in
 March 1999.                                            $45,474       $78,794


  Collateralized

 Notes payable to individuals, collateralized by
 the Company's interest in PS III Farms LLC with
 a carrying amount of approximately $2,490,000,
 interest at 5% per annum, due in December, 1997.
 The notes are in default.                              206,164       338,165

 Notes payable collateralized by equipment, with
 interest ranging from 8.0% to 18.7% per annum,
 monthly principal and interest payments ranging
 from $381 to $8,272, which aggregate $51,355.
 Maturity dates range from December 1998 to
 March 2003.                                          1,142,619       890,498

 Note payable collaterialized by note receivable
 (Note 4) bearing interest at 12.25% per annum,
 principal and accrued interest due August 21,
 2000.                                                4,000,000         -

 Note payable to bank, collateralized by real
 property with a net carrying amount of
 $1,001,053 with interest at 8.75% per annum,
 monthly principal and interest payment of
 $8,098, due in December, 2003 with a balloon
 payment of $634,901.                                   800,000         -

 Notes payable collateralized by transportation
 equipment with a net carrying amount of
 $860,081, with interest of 8.75% per annum,
 monthly principal and interest payments of
 $19,872, due in October and November, 2003.            943,293         -
                                                    -----------   -----------
    Total due to third parties                        7,137,550     1,307,457
      Less: current portion                            (720,550)     (836,680)
                                                    -----------   -----------
    Total noncurrent due to third parties            $6,417,000      $470,777
                                                    ===========   ===========


 Discontinued Operations

  Agribusiness:

                                                     December 31,  August 31,
                                                         1998          1998
                                                    -----------   -----------
 Notes payable collateralized by equipment, with
 interest ranging from 10.4%  to 10.5% per annum,
 principal of $22,735 plus accrued interest
 payable annually with the final payment due in
 August 1999.                                           $47,479       $47,479

 Note payable to an insurance company,
 collateralized by real and personal property,
 with interest at 7.75% per annum. Semi-annual
 payments of principal and interest of $188,005,
 due on October 1 and April 1 of each year, with
 final payment due in April 2011. The interest
 rate will be reviewed in April 2006 and adjusted
 per the terms of the loan.                           2,039,324     2,143,826
                                                    -----------   -----------
    Total agribusiness notes payable due to
     third parties                                    2,086,803     2,191,305
      Less: current portion                            (268,855)     (260,511)
                                                    -----------   -----------
    Total noncurrent due to third parties            $1,817,948    $1,930,794
                                                    ===========   ===========

  Real estate operations:

 Note payable collateralized by real property, with
 interest at 9.25% per annum, principal and interest
 of $806 payable monthly. The final payment is
 due in March 2000.                                     $84,731       $84,731


 Note payable to a bank, collateralized by real
 property, guaranteed by two shareholders who
 are officers of the Company, with interest at
 prime (8.25% at August 31, 1998) plus 1.75%,
 interest payable monthly. Installments of $12,000
 due upon the sale of each residential lot from the
 Texas development project.  All unpaid principal
 and interest due in January 2000.                    1,138,110     1,138,110

 Note payable to a bank, collateralized by real
 property in Texas, with interest at 8.75% per
 annum. Monthly payments of interest only until
 May 31, 1998; thereafter, monthly payments of
 principal and interest of $31,727, with final
 payment due June 1, 2003.                            3,087,333     3,141,241
                                                    -----------   -----------
    Total real estate notes payable due to
     third parties                                    4,310,174     4,364,082
      Less: current portion                            (127,755)     (127,755)
                                                    -----------   -----------
    Total noncurrent due to third parties            $4,182,419    $4,236,327
                                                    ===========   ===========


                                                     December 31,  August 31,
                                                         1998          1998
                                                    -----------   -----------
    Total discontinued operations notes payable      $6,396,977    $6,555,387
      Less: current portion                            (396,610)     (388,266)
                                                    -----------   -----------
    Total noncurrent portion                         $6,000,367    $6,167,121
                                                    ===========   ===========





7.  Capital Leases

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

 Continuing Operations

                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
 Capital leases with effective interest rates of
 9.50% and 9.75% per annum, with aggregate monthly
 principal and interest payments of $3,545 through
 December 1998.                                          $3,482       $23,967

 Capital lease with an effective interest rate of
 8.50% per annum, with monthly principal and
 interest payments of $1,525 through September
 2002.                                                   49,960        54,299

 Capital leases with interest ranging from 9.10% to
 12.62% per annum, with monthly principal and
 interest payments ranging from $924 to $5,564,
 which aggregate $21,515. Maturity dates range
 from August 2000 to June 2001.                         516,171       562,573

 Capital leases with interest ranging from 7.8% to
 17% per annum, with monthly principal and interest
 payments ranging from $1,040 to $6,691, which
 aggregate $16,426. Maturity dates range from
 February  2001 to March 2003.                          617,477       651,118

 Capital leases with effective interest rates of
 7.07% to 7.50% with monthly principal and interest
 payments of $59,024 through November, 2003           3,116,122         -
                                                    -----------   -----------
    Total obligations under capital leases -
     continuing operations                           $4,303,212    $1,291,957
                                                    ===========   ===========



8.  Deferred Income Taxes



The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)

                                                   December 31,    August 31,
                                                         1998          1998
                                                    -----------   -----------
 Current tax expense (benefit):
   Federal                                                  -          $(996)
   State                                                    $3             3
                                                    -----------   -----------
                                                             3          (993)
                                                    -----------   -----------
 Deferred tax expense (benefit):
   Federal                                                   -          (240)
   State                                                     -           184
                                                    -----------   -----------
                                                             -           (56)
                                                    -----------   -----------
 Total provision (benefit)                                  $3        $(1,049)
                                                    ===========   ===========





Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:


                                                   December 31,    August 31,
                                                         1998          1998
                                                    -----------   -----------
 U.S. federal statutory income tax rate                   (34.0)%        34.0%
 State tax provision                                        0.3          (0.7)
 Nondeductible writedowns related to
  discontinued operations                                                (2.7)
 Other                                                      -            (1.0)
 Change in valuation allowance                             34.0         (23.4)
                                                    -----------   -----------
   Effective income tax rate                                0.3           6.2%
                                                    ===========   ===========



The Company has a state tax credit carryforward of $250,462 that expires in 2010. The Company will carry back $2,929,129 of the federal net operating loss to receive a refund of $292,639 for the year ended August 31, 1996 and offset an unpaid tax liability of $703,266 for the year ended August 31, 1997. The Company also has federal and state net operating loss carryforwards of $4,214,963 and $3,570,846, respectively. The federal and state net operating losses begin to expire in 2018 and 2003, respectively.


9.  Stock Based Compensation Plans


A summary of the activity relating to the Company's stock option plans as of December 31 and August 31, 1998, and changes during the years then ended is presented below:


                                       December 31, 1998       August 31, 1998
                                     --------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Shares      Price      Shares     Price
                                      -------    ---------   -------   --------
 Outstanding at beginning of year   1,012,883       $2.43    656,633     $1.65
 Exercised                              -            -       (31,250)     2.00
 Granted                                -            -       555,000      3.97
 Returned/repriced                      -            -      (150,000)     4.60
 Forfeited                              -            -       (17,500)     3.14
                                    ---------    ---------   -------   --------
 Outstanding at end of year         1,012,883        2.43  1,012,883      2.43
                                    =========    =========   =======   ========



The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Weighted Average
    Range of       Outstanding at      Remaining contractual   Exercisable at
 Exercise Prices December 31, 1998       Life (in Years)     December 31, 1998
 ---------------  ---------------      ---------------------   ---------------
     $1.30             87,500                     6                  87,500
      1.60            454,133                     2                 454,133
      2.00             56,250                     9                  17,102
      3.00            255,000                    10                   -
      4.00             10,000                     9                   7,500
      5.00            150,000                    10                  37,500
                  -----------                                     ---------
  1.30 to 5.00      1,012,883                                       603,735
                  ===========                                     =========





9.  Stock Based Compensation Plans, Continued


The Company continues to account for stock-based compensation using the intrin-sic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense asso-ciated with the granting of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to prov-ide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was deter-mined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weight-ed average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0% for both years, expected volatility of 0.971 to 1.17, risk-free interest rate at 4.90% to 5.26%, and expected contractual life of 10 years for both years. The weighted average fair value of options granted during 1998 and 1997 was $3.07 and $2.76, respectively.

The BSOPM was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly differ-ent from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valua-tion models are highly subjective, particularly the expected stock price vol-atility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1994. Pro forma informa-tion in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma informa-tion is as follows:



                                                         1998          1997
                                                    -----------   -----------
 Net income (loss), as reported                       $(951,000)    $(658,000)
 Net income (loss), pro forma                       $(1,105,883)    $(663,125)
 Basic earnings (loss) per share, as reported            $(0.16)       $(0.12)
 Basic earnings (loss) per share, pro forma              $(0.18)       $(0.12)



Common stock warrants issued in 1998 and 1997 to non-employees for services rendered primarily under consulting agreements are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

A summary of the activity relating to warrants as of December 31, 1998 and August 31, 1998 and changes during the periods then ended is presented below:


                                     December 31, 1998       August 31, 1998
                                     and 4 Months Ended     and 12 Months Ended
                                     December 31, 1998       August 31, 1998
                                    ---------------------  --------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                     Warrants      Price    Warrants     Price
                                     --------    ---------  --------   --------
 Outstanding at beginning of year     427,500      $2.88     362,500     $2.20
 Granted                                -           -         65,000     $6.67
                                     --------    ---------  --------   --------
 Outstanding at end of year           427,500       2.88     427,500      2.88
                                     ========    =========  ========   ========


The range of exercise prices of warrants outstanding at December 31, 1998 was $2.00 to $6.67. The weighted average fair value of warrants granted during 1998 and 1997 was $3.25 and $2.08, respectively.

The following table summarizes information about warrants outstanding at December 31, 1998:


                                                                      Estimated
                              Volatility    Dividend     Risk Free      Lives
  1998                          Factor       Yield    Interest Rates  (In Years)
-----------------------       ----------    --------  --------------  ----------
December 31 warrant grants         1.032         0%        5.20%           5
August 31 warrant grants   1.08 to 1.184         0%        5.34%           3

10. Income (loss) Per Common Share

  In 1998, the Company adopted SFAS 128, "Earnings Per Share." Earnings per common share have been calculated in accordance with this statement.

  Basic and diluted earnings (loss) per common share have been computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares for the period. Income (loss) available to common stockholders is income (loss) after deducting from income or adding to the (loss) any preferred stock dividend requirements. The additional common shares that would be issuable for options and warrants outstanding are ignored, as to include them in the calculation of diluted earnings per share would be antidilutive.

  The computations of basic and diluted earnings per common share are as follows:

                                             4 Months Ended December 31,
                                                1998             1997
                                             -------------  ------------
  Loss from continuing operations             $(951,000)     $(658,000)
  Add:  dividends on preferred shares -
         declared                                     0       (168,000)
  Add:  dividends on preferred shares -
         cumulative, not declared              (304,000)             0
                                             ----------       --------
  Loss to common shareholders                (1,255,000)      (906,000)
  Income from discontinued operations                 0         12,000
                                             ----------       --------
  Net (loss) available to common
   shareholders                             $(1,255,000)     $(894,000)
                                             ==========       ========
  Weighted average shares - basic and
   diluted                                    7,761,385      7,319,507
                                             ==========      =========

  Loss per share from continuing operations      $(0.16)        $(0.12)
                                                  -----          -----
  Net (loss) per share available to common
   shareholders                                  $(0.16)        $(0.12)
                                                  ======         =====

  The effect of the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

10. Income (loss) Per Common Share, Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


  Overview

Following the Company's acquisition of TransPacific Environmental, Inc. ("TPE") in November 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management of California, Inc. ("Waste Management"). In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste trans-portation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998, and subsequently, on December 22, 1998, adopted a Plan of Discontinued Operations (the "Plan"), pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by December 22, 1999, and focus on its solid waste transportation and biomass activities.

Implementation of the Plan is in process and has had a material impact on the presentation of the Company's financial statements. The operations, cash flows and net assets of these operations for both fiscal 1999 and fiscal 1998 have been reclassified as discontinued operations, and the assets of these operations were reduced to the lower of cost or net realizable value. The Company's agribusiness and land planning/development operations have been accounted for as discontinued operations and the results thereof have been excluded from continuing operations in the Company's consolidated financial statements. The Company had no biomass activities prior to fiscal 1997.

As outlined below, the Company's overall financial condition as of December 31, 1998, as compared to August 31, 1998, has not improved, but it feels that with the continued growth of waste transportation and biomass, financed by the liquidation of assets from discontinued operations, its conditions will improve considerably in fiscal 1999. Total assets have increased 32% to $28 million, due principally to the acquisition of the equipment and facility for the transportation division, while total liabilities increased 62% to $20 million due to debt related to the acquisition of the equipment and facility for the transportation division, as well as the $4 million loan obtained in December 1998. The net effect of this event resulted in shareholders' equity decreasing 11% to $8 million.

The Company's current ratio decreased to 1.33 at December 31, 1998, from 1.55 at August 31, 1998, primarily due to long term debt converting to short term.

Revenues for the three months ending December 31, 1998, of $1,710,000 were up from $361,000 for the three months ending December 31, 1997, and revenues of $2,021,000 were also up from $406,000 for the comparable four month period in 1997 due to the start-up of the transportation division, which generated $894,000 in revenue, and increased revenues in biomass. This resulted in a net loss of $531,000 for the three months ending December 31, 1998, compared to net loss of $472,000 for the three months ending December 31, 1997, and a net loss of $951,000 for the four months ended December 31, 1998, compared to a $646,000 loss in the comparable four month period in 1997.

However the Company expects revenues to continue to increase in fiscal 1999 as the transportation division revenues grow and the Company expands its biomass operations through internal growth. Overall, fiscal 1999 revenues are expected to be considerably higher than revenues from continuing operations during fiscal 1998.


  Results of Operations

The Company's continuing operations consist of solid waste transportation and biomass activities, which include green waste processing and tree maintenance. The Company has entered into an agreement to sell its unprofitable municipal tree operations during March 1999. The Company's discontinued operations consist of agribusiness and land/planning/development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

  Results of Continuing Operations

  Revenues

The Company's revenues from continuing operations for three and four months ended December 31, 1998, reflect principally its biomass activities and waste transport revenue. While revenues for the three and four months ended December 31, 1997, reflect only biomass activities as the waste transport contract did not commence until October 1998.

For the three months ended December 31, 1998, total revenues of $1,710,000 were up $1,349,000 (374%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, total revenues of $2,021,000 were up $1,615,000 (398%) from the comparable 1997 period, mainly due to commencing the waste transport agreement ($894,000 in revenues for the three months ended December 31, 1998) and the internal growth of the Company's biomass business.

  Cost of Revenues

Cost of revenues of $1,842,000 for the three months ended December 31, 1998, increased $1,538,000 (505%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, costs of revenues of $2,221,000 increased $1,587,000 (268%) from the comparable 1997 period mainly due to the implementation of the waste transport agreement, internal growth in biomass, and the inclusion of TPE for the complete period.

In October 1998, the Company experienced a fire at its green waste processing site in Fontana. As a result of this fire, the Company experienced $75,000 in one-time only expenses related to the clean-up and the diversion of the incoming green waste to other processors to continue servicing the Company's customers, as well as a decrease in sales of $100,000 (at 20% gross margin) from October 15 through December 31, 1998. The customer representing this decrease in sales resumed diversion of their green waste to the Company in January 1999.

  General and Administrative Expenses

For the three months ended December 31, 1998, total general administrative expenses of $458,000 were up $21,000 (5%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, general administrative expenses of $851,000 were up $173,000 (25%) from the comparable 1997 period, mainly due to starting-up the transportation division, the addition of management personnel for future growth, and the overhead from TPE.

  Interest Income, Net of Interest Expense

For the three months ended December 31, 1998, interest income, net of interest expense of $62,000 increased $122,000 (200%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, interest income, net of interest expense of $103,000 increased $189,000 (220%) from the comparable 1997 period, mainly due to the interest income recognized on the note received from the sale of the Company's Rancho California property in August 1998.

  Loss from Continuing Operations

For the three months ended December 31, 1998, loss from continuing operations of $531,000 increased $53,000 (11%) from the comparable three month period ending December 31,1998, which offset the profitability of the waste transport contract, and for the four months ended December 31, 1998, loss from continuing operations of $951,000 increased $293,000 (44%) from the comparable 1997 period, mainly due to the $683,000 of losses in municipal tree maintenance.

  Results of Discontinued Operations

For the three months ended December 31, 1998, results from discontinued operations of $0.00 decreased $6,000 (100%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, results from discontinued operations of $0.00 decreased $12,000 (100%), from the comparable 1997 period, mainly due to the accrual of all operating losses for discontinued operations at August 31, 1998.

  Liquidity and Capital Resources

Despite the significant loss in the period ending December 31, 1998, liquidity at December 31, 1998, is improved from August 31, 1998. This improvement is due primarily to the reclassification of the net assets of discontinued operations as current assets, as they are expected to be liquidated within one year, and the pending sale by the Company of its municipal tree maintenance operations (which lost $638,000 in the four months ended December 31, 1998).
In addition, liquidity has improved as a result of the following:
(i) management of cash flow; (ii) in October 1998, the Company obtained a
$5.0 million equipment lease line from a national financial institution, (about $4.1 million of this line was used to acquire 40 trucks and 16 trailers, which are being used in the solid waste transportation activities, and which are expected to be sufficient to meet the requirements of these activities for fiscal 1999); (iii) in December 1998, the Company obtained a $4 million loan collateralized by the $10 million note receivable related to the sale of the Rancho California property (the loan accrues interest at 12.25%, with interest and principal due at the time the $10 million note receivable is due and payable, and the net proceeds which were used to repay a $2.5 million note payable and to reduce accounts payable by about $1 million); (iv) on March 6, 1999, the Company obtained a commitment to borrow an additional $1 million, collateralized by the $10 million note receivable from the same lender; and
(v) on February 19, 1999, the Company entered into an agreement to sell the
Las Palomas subdivision for $11.5 million cash, subject to the completion of
the buyer's due diligence.   (The Company expects to net approximately $5
million in cash from the transaction. However, no assurances can be given that the Company will be successful in completing the sale of the Las Palomas subdivision.) However, the Company had current liabilities of $7.7 million at December 31, 1998, and $8.5 million at February 15, 1998, including delinquent payroll taxes of $1.0 million and $1.2 million at December 31, 1998, and February 15, 1999, respectively.

The Company has an oral agreement with an equipment financing source to provide equipment financing in addition to that obtained in October 1998 required for new solid waste transportation or biomass contracts.

The Company believes that the combination of the $4.0 million loan entered into in December 1998 (plus an additional $1 million to be funded in March 1999), the financing for equipment that may be needed for additional growth, combined with expected asset sales, are sufficient to meet its liquidity requirements for fiscal 1999.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On January 22, 1999, Gus Franklin and Susan Franklin filed a Superior Court lawsuit in Orange County, Central Justice Center, Case No. 804714, seeking damages for breach of employment contract, breach of covenant of good faith and fair dealing, fraud and wrongful termination of employment in violation of public policy in connection with the termination by the Company of the Franklins' employment agreements with the Company. The plaintiffs are seeking damages, according to proof, including for lost salaries, cash and stock bonuses, stock options and other wages and employment benefits, together with other expenses and losses. In addition, the plaintiffs are seeking punitive and exemplary damages in connection with certain of the causes of action. To date, the Company has not filed an answer to the lawsuit. The Company plans to file an answer denying any wrongdoing. However, no assurances can be given with respect to the outcome of this proceeding and the effect such outcome may have on the Company.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

Item 2.  Change in Securities

None


Item 3.  Defaults Upon Senior Securities

Due to recent operating losses, the Company has no earnings legally available for the payment of dividends. On March 5, 1999, the total amount of dividend arrearages on the Series A Preferred Stock and Series B Preferred Stock was $336,735 and $248,648 respectively.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports of Form 8-K

  (a)  Exhibits

       27- Financial Data Schedule

  (b)  Reports on Form 8-K

Form 8-K, dated January 12, 1999, as filed with the Commission on January 27, 1999, reporting on Item 8, Change in Fiscal Year, in connection with the Company's Board of Directors' decision to change the Company's fiscal year end from August 31 to December 31, commencing with the calendar year/fiscal year ended December 31, 1998.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 10, 1999                           USA BIOMASS CORPORATION

                                               /S/EUGENE W. TIDGEWELL
                                               -----------------------
                                               Eugene W. Tidgewell,
                                               Chief Financial Officer