Form 10QSB
period 1999-03-31
USA BIOMASS CORP
filed 1999-05-14
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB


(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED March 31, 1999


                                      OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________________ TO
               _________________



                       Commission File Number   0-17594


                            USA BIOMASS CORPORATION
      (Exact name of small business issuer as specified in its charter)


               DELAWARE                               33-0329559
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      52300 ENTERPRISE WAY, COACHELLA, CALIFORNIA         92236
      (Address of principal executive offices)          (Zip Code)

                                (760) 398-9520
             (Registrant's telephone number, including area code)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]      No [ ]


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,761,385 on May 14, 1999.

                    PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



Introduction

     The consolidated financial statements have been prepared by USA Biomass Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the four months ended December 31, 1998 and the year ended August 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

                           USA Biomass Corporation



                Index to the Consolidated Financial Statements
                  As of March 31, 1999 and December 31, 1998
            And For the Three Months Ended March 31, 1999 and 1998






     Consolidated Financial Statements for USA Biomass Corporation:

        Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . F-2

        Statements of Operations  . . . . . . . . . . . . . . . . . F-5

        Statements of Shareholders' Equity    . . . . . . . . . . . F-6

        Statements of Cash Flows   . . . . . . . . . . . . . . . .  F-10

     Notes to the Financial Statements  . . . . . . . . . . . . . . F-13








                           USA Biomass Corporation

                         Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)

                                    ASSETS

                                                     March 31,    December 31,
                                                         1999          1998
                                                    -----------   -----------
Current assets:

  Cash and equivalents                                    $478          $801

  Accounts receivable                                    1,126           554

  Income taxes recoverable                                 316           293

  Other current assets                                     345           384

  Net current assets of discontinued
   operations                                            8,057         7,942
                                                    -----------   -----------
     Total current assets                               10,322         9,974

Property and equipment, net                              7,669         8,874

Note receivable, noncurrent                              7,959         7,650

Other assets                                               305           142

Intangible assets, net                                     442           449

Net noncurrent assets of discontinued
 operations                                                686           769
                                                    -----------   -----------
Total assets                                           $27,383       $27,858
                                                    ===========   ===========








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      March 31,    December 31,
                                                         1999          1998
                                                    -----------   -----------
Current liabilities:
  Accounts payable                                      $2,826        $1,796
  Accrued remediation costs                                499           507
  Line of credit                                           850           875
  Notes payable:
    Related parties                                      1,694         2,323
    Other                                                  721           721
  Capitalized lease obligations                            462           765
  Income taxes payable                                       6             6
  Accrued interest                                         346           252
                                                    -----------   -----------
     Total current liabilities                           7,404         7,245

Notes payable, net of current portion:
   Related parties                                         966           966
   Officers and directors                                  178           815
   Other                                                 7,702         6,417
Capitalized lease obligations, net of current
 portion                                                 2,588         3,538
Other noncurrent liabilities                             1,061           973
                                                    -----------   -----------
Total liabilities                                       19,899        19,954

Commitments and contingencies











        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



               LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED


                                                     March 31,    December 31,
                                                        1999           1998
                                                    -----------   -----------
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

   Series A, 9% Convertible Preferred Stock,
   $0.01 par value; cumulative nonvoting,
   $7,475,000 aggregate liquidation preference;
   812,500 shares authorized, 747,500 shares
   issued and outstanding.                                  $7            $7

   Series B, 6% Convertible Preferred Stock,
   $0.01par value; cumulative nonvoting,
   $4,044,140 aggregate liquidation preference;
   750,000 shares authorized, 404,414 shares
   issued and outstanding.                                   4             4

   Common stock, $0.002 par value; 25,000,000
   shares authorized, 7,761,385 shares issued
   and outstanding at March 31, 1999 and
   December 31, 1998.                                       16            16

   Additional paid-in capital                           21,970        21,970
   Accumulated earnings (deficit)                      (14,395)      (13,975)
   Treasury stock, at cost (24,250 common shares
    at March 31, 1999 and December 31, 1998)              (118)         (118)
                                                    -----------   -----------
      Total shareholders' equity                         7,484         7,904
                                                    -----------   -----------
   Total liabilities and shareholders' equity          $27,383       $27,858
                                                    ===========   ===========










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1999 and the
                      Three Months Ended March 31, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                     March 31,      March 31,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $2,067          $543

Costs and expenses:
  Cost of revenues                                       1,679           571
  General and administrative expenses                      584           712
  Interest expense, net of interest income                 212            55
  Loss on sale of assets                                    12           278
                                                    -----------   -----------
                                                         2,487         1,616
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (420)       (1,073)
(Expense)/benefit from income taxes                        -             362
                                                    -----------   -----------
Loss from continuing operations                           (420)         (711)
                                                    -----------   -----------
Discontinued operations:
 Income from discontinued operations                       -             -
                                                    -----------   -----------
Net loss                                                 $(420)        $(711)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.08)       $(0.12)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.08)       $(0.12)
                                                         ======        ======









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

              Consolidated Statements of Shareholders' Equity
           For the Three Months Ended March 31, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                    Series A         Series B
                                   Preferred        Preferred      Common
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
Balance, August 31, 1998            747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, March 31, 1999             747,500          404,414      7,761,385
                                    =======        =========     ==========























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
           For the Three Months Ended March 31, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                     Common          Series A     Series B
                                    Treasury        Preferred    Preferred
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
                                                     (Amounts in Thousands)

Balance, August 31, 1998            (24,250)          $7             $4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          (24,250)           7              4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, March 31, 1999             (24,250)          $7             $4
                                    =======        =========     ==========
























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
           For the Three Months Ended March 31, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

                            (Amounts in Thousands)



                                                    Treasury     Additional
                                     Common          Common       Paid-in
                                     Stock           Stock        Capital
                                    -------        ---------     ----------
Balance, August 31, 1998                $16           $(118)        $21,970

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998               16            (118)         21,970

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, March 31, 1999                 $16           $(118)        $21,970
                                    =======        =========     ==========






















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
           For the Three Months Ended March 31, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

                               (Amounts in Thousands)


                                                 Accumulated
                                             Earnings(Deficit)      Total
                                                 -----------    -----------
Balance, August 31, 1998                            $(13,024)        $8,855

Net loss                                                (951)          (951)
                                                 -----------    -----------
Balance, December 31, 1998                           (13,975)         7,904

Net loss                                                (420)          (420)
                                                 -----------    -----------
Balance, March 31, 1999                             $(14,395)        $7,484
                                                 ===========    ===========




















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

              For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)
                           (Amounts in Thousands)



                                                      March 31,      March 31,
                                                         1999          1998
                                                    -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                        $(420)        $(711)
                                                    -----------   -----------
 Net loss from continuing operations                       (420)         (711)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            277            10
   Loss on sale of assets                                    12         -
 Decrease (increase) in assets:
   Accounts receivable                                     (595)         (221)
   Other current assets                                      39           252
   Other assets                                            (156)          510
   Notes receivable                                        (309)        -
 Increase (decrease) in liabilities:
   Accounts payable                                       1,022           109
   Income taxes payable                                   -              (331)
   Accrued interest payable                                  94           229
                                                    -----------   -----------
 Net cash provided by (used) in operating
  activities of continuing  operations                      (36)         (153)
 Net cash used in operating
  activities of discontinued operations                     (32)         (893)
                                                    -----------   -----------
Cash provided by (used) in operating activities             (68)       (1,046)
                                                    -----------   -----------












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

            For the Three Months Ended March 31, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)




                                                      March 31,      March 31,
                                                         1999          1998
                                                    -----------   -----------
Cash flows provided by (used in) investing
activities:
 Purchases of property and equipment                       $(32)        $(985)
 Sales of property and equipment                             11         -
                                                    -----------   -----------
Net cash provided by (used in) investing
 activities of continuing operations                        (21)         (985)
                                                    -----------   -----------
Cash flows provided by (used in) financing
activities:
 Payment of line of credit                                  (25)        -
 Proceeds from notes and loans                            1,025           250
 Repayment of notes, loans, leases                       (1,234)         (158)
                                                    -----------   -----------
Net cash provided by (used in) financing
 activities of continuing operations                       (234)           92
Net cash provided by (used in) financing
 activities of discontinued operations                    -             1,689
                                                    -----------   -----------
Cash provided by (used in) financing activities            (234)        1,781
                                                    -----------   -----------
Net increase (decrease) in cash                            (323)         (250)

Cash and equivalents at beginning of year                   801           640
                                                    -----------   -----------
Cash and equivalents at end of year                        $478          $390
                                                    ===========   ===========









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                  Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)

              Supplemental Disclosures of Cash Flow Information



                                                      March 31,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Cash paid during the year for:
  Interest:
   Continuing operations                                   $348          $305
   Discontinued operations                                  285           450
                                                    -----------   -----------
                                                           $633          $755
                                                    ===========   ===========
  Income taxes                                            -             -
                                                    ===========   ===========



                           Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations


Assets offset against liabilities:
  Related party receivables                          (1,131,000)        -
  Related party notes payables                        1,131,000         -





















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                Notes to the Consolidated Financial Statements
                  For the Three Months Ended March 31, 1999
            and the Four Months Ended December 31, 1998 (Unaudited)



1.  Description of the Company's Business

The continuing operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of waste transport, clean green waste processing, and tree trimming serices. In order to focus on expanding its biomass operation and its waste transport operation, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities on December 23, 1998.
As a result, the agribusiness and real estate activities have been presented as discontinued operations in the consolidated financial statements.

In January, 1999, the Company's Board of Directors elected to change the Company's year end to December 31.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of USA Biomass Corporation and subsidiaries. TransPacific Environmental, Inc. and AMCOR Biomass Farms, LLC (99% owned) are the Company's continuing operating subsidiaries. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the Consolidated Balance Sheet at December 31, 1998 and the Statement of Operations for the three months ended March 31, 1998 to conform to the 1999 presentation.

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

    Earnings per Common Share

In 1997 the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share for the three months ended March 31, 1999 and 1998 been calculated in accordance with this pronouncement.

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


The assets of discontinued agribusiness and real estate segments are summarized as follows:


                                                 As of March 31, 1999
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Current assets:
  Accounts receivable                      -            $236,985      $236,985
  Due from managed limited
   partnerships                         $137,444       8,842,465     8,979,909
  Inventory                                -           2,085,137     2,085,137
  Other current assets                    16,331         133,181       149,512
                                     ------------    -----------    -----------
    Total current assets                 153,775      11,297,768    11,451,543
                                     ------------    -----------    -----------
 Current liabilities:
  Accounts payable                       229,001         130,350       359,351
  Lines of credit                          -           1,222,000     1,222,000
  Due to managed limited
   partnerships                          874,984         540,052     1,415,036
  Notes and capitalized lease
   obligations payable                   268,855         127,755       396,610
  Other current liabilities                -               1,823         1,823
                                     ------------    -----------    -----------
    Total current liabilities          1,372,840       2,021,980     3,394,820
                                     ------------    -----------    -----------
 Net current assets (liabilities)
  of discontinued operations         $(1,219,065)     $9,275,788    $8,056,723
                                     ============    ===========    ===========
 Noncurrent assets:
  Property and equipment, net         $4,147,351           -        $4,147,351
  Investment                               -          $2,489,199     2,489,199
                                     ------------    -----------    -----------
    Total noncurrent assets            4,147,351       2,489,199     6,636,550
                                     ------------    -----------    -----------
 Noncurrent liabilities:
  Notes payable, others,
   net of current portion              1,817,948       4,110,154     5,928,102
  Capital lease obligations,
   net of current portion                 22,036           -            22,036
                                     ------------    -----------    -----------
    Total noncurrent liabilities       1,839,984       4,110,154     5,950,138
                                     ------------    -----------    -----------
 Net noncurrent assets (liabilities)
  of discontinued operations          $2,307,367     $(1,620,955)     $686,412
                                     ============    ===========    ===========







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
                                     ============    ===========    ===========






4.  Note Receivable

Note receivable arising from the sale of undeveloped real estate in Riverside County, California consists of the following:


                                                      March 31,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Noninterest-bearing note receivable collateralized
by a deed of trust on real property; face amount
of $10,000,000 due in August 2000, discounted to
yield a representative market effective interest
rate of 17.4%.  The note provides that the
maturity date may be extended until August, 2001.
In December 1998, the Company obtained a
$4,000,000 loan, collateralized by this note
receivable.  The loan terms provide, among other
things, that the Company may not sell, encumber,
or dispose of the note without the written consent
of the lender.  In March, 1999, the Company
obtained an additional loan of $1,025,000 from
the same lender under substantially the same
terms.                                               $7,958,895    $7,649,880
                                                     ==========    ==========




5.  Notes Payable

    Notes payable consist of the following:

      Continuing Operations

 Notes payable to related parties:

  Uncollateralized

                                                       March 31,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable with interest ranging from 6.0% to
 17.0% per annum, principal amounts of $1,180,014,
 $15,713 and $810,153 plus accrued interest due
 July 31, 1999, December 31, 1999, and 2001,
 respectively. Notes with aggregate principal
 amounts of $1,180,014 are payable to share-
 holders of the Company who are investors in
 limited partnerships managed by the Company.
 The $15,713 and the $810,153 notes
 payable are due to affiliated real estate
 limited partnerships managed by the Company.        $2,005,880    $2,495,285

 Note payable to estate of former shareholder
 who was an officer of the Company, with interest
 at 10% per annum and is currently due and
 payable.                                               283,389       283,389

 Notes payable to officers, with interest at 8%
 per annum.  Principal of $140,159 and $37,994
 plus interest due December 31, 1999 and 2001,
 respectively.                                          178,153       955,343
                                                    -----------   -----------
     Total due to related parties                     2,467,422     3,734,017
       Less:  current portion                        (1,324,111)   (1,952,806)
                                                    -----------   -----------
     Total noncurrent due to related parties         $1,143,311    $1,781,211
                                                    ===========   ===========
 Note payable to an employee:

 Note payable to an employee, with interest at
 8.0% per annum, principal and interest due in
 September 1999.                                       $370,189      $370,189
                                                    -----------   -----------
     Total due to an employee                           370,189       370,189
       Less:  current portion                          (370,189)     (370,189)
                                                    -----------   -----------
     Total noncurrent due to an employee                  -             -
                                                    ===========   ===========






 Notes payable to third parties:

  Uncollateralized

                                                       March 31,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Note payable with interest at 8.0% per annum,
 with monthly payments of $11,182, due in
 March 1999.                                            $11,182       $45,474


  Collateralized

 Notes payable to individuals, collateralized by
 the Company's interest in PS III Farms LLC with
 a carrying amount of approximately $2,490,000,
 interest at 5% per annum, due in December, 1997.
 The notes are in default.                              206,164       206,164

 Notes payable collateralized by equipment, with
 interest ranging from 8.0% to 18.7% per annum,
 monthly principal and interest payments ranging
 from $381 to $8,272, which aggregate $51,355.
 Maturity dates range from December 1998 to
 March 2003.                                          1,142,619     1,142,619

 Note payable collaterialized by note receivable
 (Note 4) bearing interest at 12.25% per annum,
 principal and accrued interest due August 21,
 2000.                                                5,025,000     4,000,000

 Note payable to bank, collateralized by real
 property with a net carrying amount of
 $1,001,053 with interest at 8.75% per annum,
 monthly principal and interest payment of
 $8,098, due in December, 2003 with a balloon
 payment of $634,901.                                   800,000       800,000

 Notes payable collateralized by transportation
 equipment with a net carrying amount of
 $860,081, with interest of 8.75% per annum,
 monthly principal and interest payments of
 $19,872, due in October and November, 2003.          1,237,644       943,293
                                                    -----------   -----------
    Total due to third parties                        8,422,609     7,137,550
      Less: current portion                            (720,550)     (720,550)
                                                    -----------   -----------
    Total noncurrent due to third parties            $7,702,059    $6,417,000
                                                    ===========   ===========




 Discontinued Operations

  Agribusiness:

                                                      March 31,   December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable collateralized by equipment, with
 interest ranging from 10.4%  to 10.5% per annum,
 principal of $22,735 plus accrued interest
 payable annually with the final payment due in
 August 1999.                                           $47,479       $47,479

 Note payable to an insurance company,
 collateralized by real and personal property,
 with interest at 7.75% per annum. Semi-annual
 payments of principal and interest of $188,005,
 due on October 1 and April 1 of each year, with
 final payment due in April 2011. The interest
 rate will be reviewed in April 2006 and adjusted
 per the terms of the loan.                           2,039,324     2,039,324
                                                    -----------   -----------
    Total agribusiness notes payable due to
     third parties                                    2,086,803     2,086,803
      Less: current portion                            (268,855)     (268,855)
                                                    -----------   -----------
    Total noncurrent due to third parties            $1,817,948    $1,817,948
                                                    ===========   ===========

  Real estate operations:

 Note payable collateralized by real property, with
 interest at 9.25% per annum, principal and interest
 of $806 payable monthly. The final payment is
 due in March 2000.                                     $81,231       $84,731


 Note payable to a bank, collateralized by real
 property, guaranteed by two shareholders who
 are officers of the Company, with interest at
 prime (8.25% at August 31, 1998) plus 1.75%,
 interest payable monthly. Installments of $12,000
 due upon the sale of each residential lot from the
 Texas development project.  All unpaid principal
 and interest due in January 2000.                    1,118,583     1,138,110

 Note payable to a bank, collateralized by real
 property in Texas, with interest at 8.75% per
 annum. Monthly payments of interest only until
 May 31, 1998; thereafter, monthly payments of
 principal and interest of $31,727, with final
 payment due June 1, 2003.                            3,038,095     3,087,333
                                                    -----------   -----------
    Total real estate notes payable due to
     third parties                                    4,237,909     4,310,174
      Less: current portion                            (127,755)     (127,755)
                                                    -----------   -----------
    Total noncurrent due to third parties            $4,110,154    $4,182,419
                                                    ===========   ===========


                                                       March 31,  December 31,
                                                         1999          1998
                                                    -----------   -----------
    Total discontinued operations notes payable      $6,324,712    $6,396,977
      Less: current portion                            (396,610)     (396,610)
                                                    -----------   -----------
    Total noncurrent portion                         $5,928,102    $6,000,367
                                                    ===========   ===========


Maturities of Notes Payable for the quarter ending March 31, 1999:

   Continuing operations

               2000                                  $2,414,855
               2001                                   1,731,089
               2002                                   4,735,341
               2003                                     807,075
               2004 and thereafter                    1,571,860

   Discontinued operations

     While the Company's plan to discontinue the agribusiness and real estate operations contemplates the retirement of these obligations during 1999, the contractually required payments at March 31, 1999, are as follows:

               2000                                    $396,610
               2001                                   1,572,660
               2002                                     380,989
               2003                                     412,798
               2004 and thereafter                    3,561,655

6.  Capital Leases

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

 Continuing Operations

                                                       March 31,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with effective interest rates of
 9.50% and 9.75% per annum, with aggregate monthly
 principal and interest payments of $3,545 through
 December 1998.                                             -          $3,482

 Capital lease with an effective interest rate of
 8.50% per annum, with monthly principal and
 interest payments of $1,525 through September
 2002.                                                  $49,415        49,960

 Capital leases with interest ranging from 9.10% to
 12.62% per annum, with monthly principal and
 interest payments ranging from $924 to $5,564,
 which aggregate $21,515. Maturity dates range
 from August 2000 to June 2001.                         469,769       516,171



6.  Capital Leases, Continued


 Continuing Operations

                                                       March 31,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with interest ranging from 7.8% to
 17% per annum, with monthly principal and interest
 payments ranging from $1,040 to $6,691, which
 aggregate $16,426. Maturity dates range from
 February  2001 to March 2003.                          583,836       617,477

 Capital leases with effective interest rates of
 7.07% to 7.50% with monthly principal and interest
 payments of $59,024 through November, 2003           1,947,393     3,116,122
                                                    -----------   -----------
    Total obligations under capital leases -
     continuing operations                           $3,050,413    $4,303,212
                                                    ===========   ===========

Future minimum lease payments under capital leases at March 31, 1999 are as follows:

          2000                                         $669,645
          2001                                          669,645
          2002                                          669,645
          2003                                          669,645
          2004                                          657,345
                                                      ---------
          Total minimum lease payments                3,335,925
          Less:  amount representing interest
            at the incremental borrowing rate          (285,512)
                                                      ---------
          Present value of minimum lease payments     3,050,413
          Less:  current maturities                    (462,400)
                                                      ---------
          Obligations under capital leases -
            long-term                                $2,588,013
                                                      =========

7.  Deferred Income Taxes



The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)

                                                     March 31,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 Current tax expense (benefit):
   Federal                                                  -              -
   State                                                    -             $3
                                                    -----------   -----------
                                                            -              3
                                                    -----------   -----------
 Deferred tax expense (benefit):
   Federal                                                  -              -
   State                                                    -              -
                                                    -----------   -----------
                                                            -              -
                                                    -----------   -----------
 Total provision (benefit)                                  -             $3
                                                    ===========   ===========





Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:


                                                     March 31,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 U.S. federal statutory income tax rate                   (34.0)%       (34.0)%
 State tax provision                                        0.3           0.3
 Change in valuation allowance                             33.7          34.0
                                                    -----------   -----------
   Effective income tax rate                                0.0           0.3%
                                                    ===========   ===========



The Company has a state tax credit carryforward of $250,462 that expires in 2010. The Company also has federal and state net operating loss carryforwards of $4,214,963 and $3,570,846, respectively. The federal and state net operating losses begin to expire in 2018 and 2003, respectively.


8.  Stock Based Compensation Plans


A summary of the activity relating to the Company's stock option plans as of March 31, 1999 and December 31, 1998, and changes during the years then ended is presented below:


                                         March 31, 1998       December 31, 1998
                                     --------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Shares      Price      Shares     Price
                                      -------    ---------   -------   --------
 Outstanding at beginning of year   1,012,883       $2.43  1,012,883     $2.43
 Exercised                              -            -         -          -
 Granted                               15,000        2.09      -          -
 Returned/repriced                      -            -         -          -
 Forfeited                              -            -         -          -
                                    ---------    ---------   -------   --------
 Outstanding at end of year         1,027,883        2.43  1,012,883      2.43
                                    =========    =========   =======   ========



The following table summarizes information about stock options outstanding at March 31, 1999:

                                         Weighted Average
    Range of       Outstanding at      Remaining contractual   Exercisable at
 Exercise Prices   March 31, 1999        Life (in Years)       March 31, 1999
 ---------------  ---------------      ---------------------   ---------------
     $1.30             87,500                     6                  87,500
      1.60            454,133                     2                 454,133
      2.00             71,250                     9                  24,602
      3.00            255,000                    10                  25,000
      4.00             10,000                     9                   7,500
      5.00            150,000                    10                  37,500
                  -----------                                     ---------
  1.30 to 5.00      1,027,883                                       636,235
                  ===========                                     =========





8.  Stock Based Compensation Plans, Continued


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

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weight-ed average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0% for both years, expected volatility of 0.946 to 1.17, risk-free interest rate at 4.90% to 5.26%, and expected contractual life of 10 years for both years. The weighted average fair value of options granted during 1999 and 1998 was $1.47 and $3.07, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1994. Pro forma informa-tion in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma informa-tion is as follows:


                                                      3 Months Ended March 31,
                                                         1999          1998
                                                    -----------   -----------
 Net income (loss), as reported                       $(420,000)    $(711,000)
 Net income (loss), pro forma                         $(709,938)    $(978,969)
 Basic earnings (loss) per share, as reported            $(0.08)       $(0.12)
 Basic earnings (loss) per share, pro forma              $(0.09)       $(0.12)

8.  Stock Based Compensation Plans, Continued



A summary of the activity relating to common stock warrants as of March 31, 1999 and December 31, 1998 and changes during the periods then ended is presented below:


                                       March 31, 1999       December 31, 1998
                                     and 3 Months Ended     and 4 Months Ended
                                       March 31, 1999       December 31, 1998
                                    ---------------------  --------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                     Warrants      Price    Warrants     Price
                                     --------    ---------  --------   --------
 Outstanding at beginning of year     427,500      $2.88     427,500     $2.88
 Granted                                -           -          -          -
                                     --------    ---------  --------   --------
 Outstanding at end of year           427,500       2.88     427,500      2.88
                                     ========    =========  ========   ========


The range of exercise prices of warrants outstanding at March 31, 1999 was $2.00 to $6.67.

The following table summarizes information about warrants outstanding at March 31, 1999:


                                                                      Estimated
                              Volatility    Dividend     Risk Free      Lives
Warrant Grants                  Factor       Yield    Interest Rates  (In Years)
-----------------------       ----------    --------  --------------  ----------
March 31, 1999                     1.032         0%        5.20%           5
December 31, 1998                  1.032         0%        5.20%           5

9. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                  For the Three Months Ended March 31, 1999
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($420,000)
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (648,850)       7,761,385         $(0.08)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0          425,355
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              $(648,850)       7,813,948         $(0.08)
                                =========       ==========       =========

                                  For the Three Months Ended March 31, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($711,000)
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (939,850)       7,742,753         $(0.12)
                                                                 =========
     Effect of dilutive
       securities:

       Options                        -              -
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              $(939,850)       7,742,753         $(0.12)
                                =========       ==========       =========

9. Income (loss) Per Common Share, Continued

   During 1999, the Company had 747,500 shares of Series A convertible preferred stock (entitled to a 9% per share cumulative dividend) and 404,414 shares of Series B convertible preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock. The convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. The Series A and Series B convertible preferred stock was still outstanding at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview
--------

Following the Company's acquisition of TransPacific Environmental, Inc. ("TPE") in November, 1997, the Company's focus shifted from agribusiness and land planning to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management of California, Inc. ("Waste Management"). In light of the Company's strategic alliance with Waste Management and relatd actual and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998, and subsequently, on December 22, 1998, adopted the Plan of Discontinued Operations (the "Plan"), pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by November 30, 1999, and focus on its solid waste transportation and biomass activities.

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


Results of Operations
---------------------

The Company's continuing operations consist of solid waste transportation and biomass activities, which include green waste processing. The Company has sold its unprofitable municipal tree maintenance operations in March 1999. The Company's dscontinued operations consist of agribusiness and land planning/ development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.


Results of Continuing Operations
--------------------------------

Revenues:

The Company's revenues from continuing operations for the three months ended March 31, 1999, reflect principally its biomass activities and waste transport revenue, while revenues for the three months ended March 31, 1998, reflect only biomass activities as the waste transport contract did not commence until October 1998.

-------------------------------------------


Revenues for the three months ended March 31, 1999, of $2,067,000 were up substantially (281%) from $543,000 for the three months ended March 31, 1998. This resulted in a net loss of $420,000 for the three months ended March 31, 1999, of which $220,000 is attributable to the municipal tree maintenance operations which were sold on March 18, 1999. However, the Company expects revenues to continue to increase in fiscal 1999 as the transportation division revenues grow, both internally and as new contracts are phased in as the Company expands its biomass operations. Overall, fiscal 1999 revenues are expected to be considerably higher than fiscal 1998.

Cost of Revenues:

Cost of revenues of $1,679,000 for the three months ended March 31, 1999, were up $1,108,000 (194%) from the comparable three month period ending March 31, 1998, mainly due to the implementation of the waste transport agreement, which was not in effect the prior period, and from internal growth in biomass activities.

General and Administrative Expenses:

For the three months ended March 31, 1999, total general and administrative expenses of $584,000 were down $128,000 (18%) from the comparable three month period ending March 31, 1998, mainly due to the phasing down of the Company's discontinued agribusiness and land planning/development activities, and other cost cutting by management pursuant to the Plan of Discontinued Operations.

Interest Expense, Net of Interest Income:

For the three months ended March 31, 1999, interest expense, net of interest income of $212,000 increased $157,000 (285%) from the comparable three month period ending March 31, 1998, mainly due to the interest expense related to $5,025,000 in borrowings secured by the Company's $10 million note receivable.

Loss from Continuing Operations:

For the three months ended March 31, 1999, the loss from continuing operations of $420,000 was $291,000 less (41%) from the comparable three month period ending March 31, 1998, mainly due to increased margins from transportation and biomass, and reduced losses from TPE (although $220,000 of the loss was from TPE's municipal three operations, which were sold in March, 1999).


Results of Discontinued Operations:
----------------------------------

For the three months ended March 31, 1999, results from discontinued operations were zero, the same as the comparable three month period ending March 31, 1998, mainly due to the accrual of all operating losses for discontinued operations at August 31, 1998.

Liquidity and Capital Resources:
-------------------------------

The Company's overall financial condition as of March 31, 1999, as compared to December 31, 1998, has not improved, but management believes that with the continued growth of waste transportation and biomass, financed by the liquidation of assets from discontinued operations, the Company's condition is likely to improve considerably during 1999. Total assets have decreased 1.7% to $27.4 million, due principally to the sale of TPE's tree maintenance operations in March for $885,000, while total liabilities decreased 0.3% to $19.9 million due mainly to the payment of equipment debt related to the TPE sale. The net effect, overall, resulted in shareholders' equity decreasing 5.3% to $7.5 million.

The Company's current ratio increased to 1.39 at March 31, 1999, from 1.33 at December 31, 1998, primarily due to the borrowing of an additional $1,025,000 secured by the Company's $10 million note receivable.

Despite the loss in the period ending March 31, 1999, liquidity is improved from December 31, 1998, and is expected to continue to improve as a result of the following: (i) management of cash flow; (ii) in October, 1998, the Company obtained a $5.0 million equipment lease line from a national financial institution. About $4.0 million of this line was used to acquire 40 trucks and 16 trailers, which are being used in the solid waste transportation activities. This equipment is expected to be sufficient to meet the require-ments of these activities for fiscal 1999; and (iii) in March 1999, the Company obtained an additional $1,025,000 loan collateralized by the $10 million note receivable related to the sale of the Rancho California property which, combined with an existing $4 million loan secured by the same $10 million note, brings the total amount hypothecated to $5,025,000, the blended interest rate being 13.8%. The Company is in the process of negotiating a new commitment for a $7.2 million loan to be secured by the $10 million note, which would retire the existing $5,025,000 of financing. The new loan, with a rate of 11.5%, which would accrue to maturity in August, 2000, is expected to close by May 31, 1999.

The Company has an oral agreement with an equipment financing source to provide equipment financing in addition to that obtained in October 1998 that may be required for new solid waste transportation or biomass contracts.

The Company believes that the combination of the $7.2 million loan expected to be funded by May 31, 1999, and the financing for equipment that may be needed for additional growth, combined with expected asset sales, are sufficient to meet its liquidity requirements for fiscal 1999.

Year 2000 Compliance:

Management of the Company believes that its computerized information systems currently in use and expected to be in use prior to the year 2000 are Year 2000 compliant. It has formed a task force to assess the effect, if any, the Company may encounter in dealing with vendors and outside service entities who may have year 2000 exposure. Management does not expect that the financial impact of required modifications to its systems, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings

On January 22, 1999, Gus Franklin and Susan Franklin filed a Superior Court lawsuit in Orange County, Central Justice Center, Case No. 804714, seeking damages for breach of employment contract, breach of covenant of good faith and fair dealing, fraud and wrongful termination of employment in violation of public policy in connection with the termination by the Company of the Franklins' employment agreements with the Company. The plaintiffs are seeking damages, according to proof, including lost salaries, cash and stock bonuses, stock options and other wages and employment benefits, together with other expenses and losses. In addition, the plaintiffs are seeking punitive and exemplary damages in connection with certain of the causes of action. The Company has filed an answer denying any wrongdoing. However, no assurances can be given with respect to the outcome of this proceeding. The Company believes that the allegations are without merit, and that the outcome of this lawsuit will not have a material adverse effect on its earnings, cash flow, or financial position.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

Item 2.  Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock and on its Series B Preferred Stock. The total amount of dividend arrearages on the Series A 9% Preferred Stock and on the Series B Preferred Stock was $504,563 and $390,193, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          2      Plan of Discontinued Operations (1)

          3.1 Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (2)

          3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (2)

          3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (2)

          3.4 Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (3)

          3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997 (4)

          3.6 Amended Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A 9% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on November 13, 1997
                 (5)

          3.7    Bylaws of the Company, as amended (4)

          4.1 Trust Indenture between the Company and First City Bank of Dallas (2)

         10.6 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (6)

         10.7 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (6)

         10.8 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (6)

         10.28 Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE (1)

         10.29 Agreement Regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc. (1)

         10.30 Commercial Lease dated effective as of November 1, 1998 by and between Desert Mist Cooling and the Company

         21      Subsidiaries of the Company (7)

         27      Financial Data Schedule



-----------------
(1) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1998 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended November 30, 1988 and incorporated herein by reference.
(3) Filed as Exhibit 4.2 to the Company's Form 10-QSB for the quarterly period ended May 31, 1994, and incorporated herein by reference.
(4) Amended Bylaws filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference. Additional amendment to Bylaws filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended February 28, 1998 as filed with the Commission on April 15, 1998 and incorporated herein by reference.

(5) Form of which was filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-2 as filed with the Commission on September 22, 1997 (Registration No. 333-28373) and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference.
------------------


      (b) Reports on Form 8-K
          Form 8-K, dated January 12, 1999, as filed with the Commission on January 27, 1999, reporting on Item 8, Change in Fiscal Year, in connection with the Company's Board of Directors' decision to change the Company's fiscal year from August 31 to December 31, commencing with the calendar year/fiscal year ended December 31, 1998.

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1999                       USA Biomass Corporation
       ------------                       -----------------------

                                          /s/Eugene W. Tidgewell
                                          -----------------------
                                          Eugene W. Tidgewell
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                EXHIBIT INDEX



     Exhibit No.       Description
     -----------       -------------------------------------------------------

     10.30             Commercial Lease dated effective as of November 1,
                       1998 by and between Desert Mist Cooling and the Company

     27                Financial Data Schedule