Form 10QSB
period 1999-06-30
USA BIOMASS CORP
filed 1999-08-16
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB


(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,761,385 on August 13, 1999.

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

                           USA Biomass Corporation



                Index to the Consolidated Financial Statements
                   As of June 30, 1999 and December 31, 1998
         And For the Three and Six Months Ended June 30, 1999 and 1998






     Consolidated Financial Statements for USA Biomass Corporation:

        Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . F-2

        Statements of Operations  . . . . . . . . . . . . . . . . . F-5

        Statements of Shareholders' Equity    . . . . . . . . . . . F-7

        Statements of Cash Flows   . . . . . . . . . . . . . . . .  F-11

     Notes to the Financial Statements  . . . . . . . . . . . . . . F-14








                           USA Biomass Corporation

                         Consolidated Balance Sheets
                     June 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)

                                    ASSETS

                                                      June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
Current assets:

  Cash and equivalents                                    $238          $801

  Accounts receivable                                      492           554

  Income taxes recoverable                                 -             293

  Other current assets                                     612           384

  Net current assets of discontinued
   operations                                            7,615         7,942
                                                    -----------   -----------
     Total current assets                                8,957         9,974

Property and equipment, net                              7,996         8,874

Note receivable, noncurrent                              8,000         7,650

Other assets                                               227           142

Intangible assets, net                                     425           449

Net noncurrent assets of discontinued
 operations                                                944           769
                                                    -----------   -----------
Total assets                                           $26,549       $27,858
                                                    ===========   ===========








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
Current liabilities:
  Accounts payable                                      $2,826        $1,796
  Accrued remediation costs                                 99           507
  Line of credit                                           640           875
  Notes payable:
    Related parties                                      2,098         2,323
    Other                                                  920           721
  Capitalized lease obligations                            781           765
  Income taxes payable                                       6             6
  Accrued interest                                         620           252
                                                    -----------   -----------
     Total current liabilities                           7,990         7,245

Notes payable, net of current portion:
   Related parties                                         846           966
   Officers and directors                                  147           815
   Other                                                 7,310         6,417
Capitalized lease obligations, net of current
 portion                                                 2,870         3,538
Other noncurrent liabilities                                66           973
                                                    -----------   -----------
Total liabilities                                       19,229        19,954

Commitments and contingencies











        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



               LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED


                                                      June 30,    December 31,
                                                        1999           1998
                                                    -----------   -----------
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

   Series A, 9% Convertible Preferred Stock,
   $0.01 par value; cumulative nonvoting,
   $7,475,000 aggregate liquidation preference;
   812,500 shares authorized, 747,500 shares
   issued and outstanding.                                  $7            $7

   Series B, 6% Convertible Preferred Stock,
   $0.01par value; cumulative nonvoting,
   $4,044,140 aggregate liquidation preference;
   750,000 shares authorized, 404,414 shares
   issued and outstanding.                                   4             4

   Common stock, $0.002 par value; 25,000,000
   shares authorized, 7,761,385 shares issued
   and outstanding at June 30, 1999 and
   December 31, 1998.                                       16            16

   Additional paid-in capital                           21,970        21,970
   Accumulated earnings (deficit)                      (14,555)      (13,975)
   Treasury stock, at cost (24,250 common shares
    at June 30, 1999 and December 31, 1998)               (118)         (118)
                                                    -----------   -----------
      Total shareholders' equity                         7,324         7,904
                                                    -----------   -----------
   Total liabilities and shareholders' equity          $26,553       $27,858
                                                    ===========   ===========










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                     Consolidated Statements of Operations
              For the Three Months Ended June 30, 1999 and the
                      Three Months Ended June 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                      June 30,       June 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $1,837          $574

Costs and expenses:
  Cost of revenues                                       1,391           508
  General and administrative expenses                      309           355
  Change in estimated remediation costs                   (400)          -
  Interest expense, net of interest income                 698           125
                                                   -----------   -----------
                                                         1,998           988
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (161)         (414)
(Expense)/benefit from income taxes                        -             141
                                                    -----------   -----------
Loss from continuing operations                           (161)         (273)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                         -          (1,990)
                                                    -----------   -----------
Net loss                                                 $(161)      $(2,263)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.05)       $(0.32)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.05)       $(0.32)
                                                         ======        ======






        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                     Consolidated Statements of Operations
               For the Six Months Ended June 30, 1999 and the
                       Six Months Ended June 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                      June 30,       June 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $3,904        $1,117

Costs and expenses:
  Cost of revenues                                       3,070         1,079
  General and administrative expenses                      893         1,067
  Change in estimated remediation costs                   (400)          -
  Interest expense, net of interest income                 910           180
  Loss on sale of assets                                    12           278
                                                    -----------   -----------
                                                         4,485         2,604
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (581)       (1,487)
(Expense)/benefit from income taxes                        -             506
                                                    -----------   -----------
Loss from continuing operations                           (581)         (981)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                         -          (1,990)
                                                    -----------   -----------
Net loss                                                 $(581)       (2,971)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.10)       $(0.41)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.10)       $(0.41)
                                                         ======        ======






        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

              Consolidated Statements of Shareholders' Equity
            For the Six Months Ended June 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                    Series A         Series B
                                   Preferred        Preferred      Common
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
Balance, August 31, 1998            747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, June 30, 1999              747,500          404,414      7,761,385
                                    =======        =========     ==========























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
            For the Six Months Ended June 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                     Common          Series A     Series B
                                    Treasury        Preferred    Preferred
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
                                                     (Amounts in Thousands)

Balance, August 31, 1998            (24,250)          $7             $4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          (24,250)           7              4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, June 30, 1999              (24,250)          $7             $4
                                    =======        =========     ==========
























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
            For the Six Months Ended June 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

                            (Amounts in Thousands)



                                                    Treasury     Additional
                                     Common          Common       Paid-in
                                     Stock           Stock        Capital
                                    -------        ---------     ----------
Balance, August 31, 1998                $16           $(118)        $21,970

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998               16            (118)         21,970

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, June 30, 1999                  $16           $(118)        $21,970
                                    =======        =========     ==========






















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
            For the Six Months Ended June 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

                               (Amounts in Thousands)


                                                 Accumulated
                                             Earnings(Deficit)      Total
                                                 -----------    -----------
Balance, August 31, 1998                            $(13,024)        $8,855

Net loss                                                (951)          (951)
                                                 -----------    -----------
Balance, December 31, 1998                           (13,975)         7,904

Net loss                                                (581)          (581)
                                                 -----------    -----------
Balance, June 30, 1999                              $(14,556)        $7,323
                                                 ===========    ===========




















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

               For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
                           (Amounts in Thousands)



                                                       June 30,       June 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                        $(581)      $(2,971)
                                                    -----------   -----------
 Net loss from continuing operations                       (581)       (2,971)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            458           285
   Loss on sale of assets                                    12         -
 Decrease (increase) in assets:
   Accounts receivable                                     (355)         (221)
   Other current assets                                     228           372
   Other assets                                             (85)          610
   Notes receivable                                        (350)        -
 Increase (decrease) in liabilities:
   Accounts payable                                       1,030           958
   Income taxes payable                                     -            (331)
   Accrued interest payable                                 368           435
                                                    -----------   -----------
 Net cash provided by (used) in operating
  activities of continuing  operations                      725          (863)
 Net cash used in operating
  activities of discontinued operations                     152          (293)
                                                    -----------   -----------
Cash provided by (used) in operating activities             877        (1,156)
                                                    -----------   -----------












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

             For the Six Months Ended June 30, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)




                                                       June 30,       June 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows provided by (used in) investing
activities:
 Purchases of property and equipment                       $420         $(985)
 Sales of property and equipment                             11         -
                                                    -----------   -----------
Net cash provided by (used in) investing
 activities of continuing operations                        431          (985)
                                                    -----------   -----------
Cash flows provided by (used in) financing
activities:
 Payment of line of credit                                  (25)        -
 Proceeds from notes and loans                            1,025           450
 Repayment of notes, loans, leases                       (2,379)         (158)
                                                    -----------   -----------
Net cash provided by (used in) financing
 activities of continuing operations                     (1,871)          292
Net cash provided by (used in) financing
 activities of discontinued operations                    -             1,363
                                                    -----------   -----------
Cash provided by (used in) financing activities          (1,871)        1,655
                                                    -----------   -----------
Net increase (decrease) in cash                            (563)         (486)

Cash and equivalents at beginning of year                   801           640
                                                    -----------   -----------
Cash and equivalents at end of year                        $238          $154
                                                    ===========   ===========









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                  Consolidated Statements of Cash Flows
            For the Three Months Ended June 30, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)

              Supplemental Disclosures of Cash Flow Information



                                                       June 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Cash paid during the year for:
  Interest:
   Continuing operations                                   $465          $305
   Discontinued operations                                  315           450
                                                    -----------   -----------
                                                           $780          $755
                                                    ===========   ===========
  Income taxes                                            -             -
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

                           USA Biomass Corporation

                Notes to the Consolidated Financial Statements
                   For the Six Months Ended June 30, 1999
            and the Four Months Ended December 31, 1998 (Unaudited)



1.  Description of the Company's Business

The continuing operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of waste transport, clean green waste processing, and tree trimming services. In order to focus on expanding its biomass operation and its waste transport operation, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities on December 23, 1998.
As a result, the agribusiness and real estate activities have been presented as discontinued operations in the consolidated financial statements.

In January, 1999, the Company's Board of Directors elected to change the Company's year-end to December 31.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of USA Biomass Corporation and subsidiaries. TransPacific Environmental, Inc. and AMCOR Biomass Farms, LLC (99% owned) are the Company's continuing operating subsidiaries. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the Consolidated Balance Sheet at December 31, 1998 and the Statement of Operations for the six months ended June 30, 1998 to conform to the 1999 presentation.

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

    Earnings per Common Share

In 1997 the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share for the three and six months ended June 30, 1999 and 1998 been calculated in accordance with this pronouncement.

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


The assets of discontinued agribusiness and real estate segments are summarized as follows:


                                                 As of June 30, 1999
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Current assets:
  Accounts receivable                      -            $355,725      $355,725
  Due from managed limited
   partnerships                         $137,444       9,109,672     9,247,116
  Inventory                                -             512,432       512,432
                                     ------------    -----------    -----------
    Total current assets                 137,444       9,977,829    10,115,273
                                     ------------    -----------    -----------
 Current liabilities:
  Lines of credit                          -             921,530       921,530
  Due to managed limited
   partnerships                          874,984         540,052     1,415,036
  Notes and capitalized lease
   obligations payable                    47,479         116,345       163,824
                                    ------------    -----------    -----------
    Total current liabilities            922,463       1,577,927     2,500,390
                                     ------------    -----------    -----------
 Net current assets (liabilities)
  of discontinued operations           $(785,019)     $8,399,902    $7,614,883
                                     ============    ===========    ===========
 Noncurrent assets:
  Property and equipment, net         $4,150,486           -        $4,150,486
  Investment                               -          $2,476,222     2,476,222
                                     ------------    -----------    -----------
    Total noncurrent assets            4,150,486       2,476,222     6,626,708
                                     ------------    -----------    -----------
 Noncurrent liabilities:
  Notes payable, others,
   net of current portion              1,886,995       3,795,851     5,682,846
                                    ------------    -----------    -----------
 Net noncurrent assets (liabilities)
  of discontinued operations          $2,263,491     $(1,319,629)     $943,862
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
                                     ============    ===========    ===========






4.  Note Receivable

Note receivable arising from the sale of undeveloped real estate in Riverside County, California consists of the following:


                                                       June 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Noninterest-bearing note receivable collateralized
by a deed of trust on real property; face amount
of $10,000,000 due in August 2000, discounted to
yield a representative market effective interest
rate of 17.4%.  The note provides that the
maturity date may be extended until August, 2001.
In December 1998, the Company obtained a
$4,000,000 loan, collateralized by this note
receivable.  The loan terms provide, among other
things, that the Company may not sell, encumber,
or dispose of the note without the written consent
of the lender.  In March, 1999, the Company
obtained an additional loan of $1,025,000 from
the same lender under substantially the same
terms.                                               $8,000,000    $7,649,880
                                                     ==========    ==========




5.  Notes Payable

    Notes payable consist of the following:

      Continuing Operations

 Notes payable to related parties:

  Uncollateralized

                                                        June 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable with interest ranging from 6.0% to
 17.0% per annum, principal amounts of $1,180,014,
 $15,713 and $810,153 plus accrued interest due
 July 31, 1999, December 31, 1999, and 2001,
 respectively. Notes with aggregate principal
 amounts of $1,180,014 are payable to share-
 holders of the Company who are investors in
 limited partnerships managed by the Company.
 The $15,713 and the $810,153 notes
 payable are due to affiliated real estate
 limited partnerships managed by the Company.        $2,290,285    $2,495,285

 Note payable to estate of former shareholder
 who was an officer of the Company, with interest
 at 10% per annum and is currently due and
 payable.                                               283,389       283,389

                                                    -----------   -----------
     Total due to related parties                     2,573,674     2,778,674
       Less:  current portion                        (1,727,808)   (1,952,808)
                                                    -----------   -----------
     Total noncurrent due to related parties           $845,866      $825,866
                                                    ===========   ===========
 Note payable to an employee:

 Note payable to an employee, with interest at
 8.0% per annum, principal and interest due in
 September 1999.                                       $370,189      $370,189
                                                    -----------   -----------
     Total due to an employee                           370,189       370,189
       Less:  current portion                          (370,189)     (370,189)
                                                    -----------   -----------
     Total noncurrent due to an employee                  -             -
                                                    ===========   ===========






 Notes payable to third parties:

  Uncollateralized

                                                        June 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Note payable with interest at 8.0% per annum,
 with monthly payments of $11,182, due in
 March 1999.                                                -         $45,474


  Collateralized

 Notes payable to individuals, collateralized by
 the Company's interest in PS III Farms LLC with
 a carrying amount of approximately $2,490,000,
 interest at 5% per annum, due in December, 1997.
 The notes are in default.                             $296,164       206,164

 Notes payable collateralized by equipment, with
 interest ranging from 8.0% to 18.7% per annum,
 monthly principal and interest payments ranging
 from $381 to $8,272, which aggregate $51,355.
 Maturity dates range from December 1998 to
 March 2003.                                          1,235,698     1,142,619

 Note payable collaterialized by note receivable
 (Note 4) bearing interest at 12.25% per annum,
 principal and accrued interest due August 21,
 2000.                                                5,025,000     4,000,000

 Note payable to bank, collateralized by real
 property with a net carrying amount of
 $1,001,053 with interest at 8.75% per annum,
 monthly principal and interest payment of
 $8,098, due in December, 2003 with a balloon
 payment of $634,901.                                   788,705       800,000

 Notes payable collateralized by transportation
 equipment with a net carrying amount of
 $860,081, with interest of 8.75% per annum,
 monthly principal and interest payments of
 $19,872, due in October and November, 2003.            634,415       943,293

 Note payable to bank, collateralized by assets
 of the company with interest at prime plus 2%,
 due in June, 2002 with monthly principal
 payment of $4,167 plus interest.                       249,610           -
                                                    -----------   -----------
    Total due to third parties                        8,229,592     7,137,550
      Less: current portion                            (919,985)     (720,550)
                                                    -----------   -----------
    Total noncurrent due to third parties            $7,309,607    $6,417,000
                                                    ===========   ===========



 Discontinued Operations

  Agribusiness:

                                                       June 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable collateralized by equipment, with
 interest ranging from 10.4%  to 10.5% per annum,
 principal of $22,735 plus accrued interest
 payable annually with the final payment due in
 August 1999.                                           $47,479       $47,479

 Note payable to an insurance company,
 collateralized by real and personal property,
 with interest at 7.75% per annum. Semi-annual
 payments of principal and interest of $188,005,
 due on October 1 and April 1 of each year, with
 final payment due in April 2011. The interest
 rate will be reviewed in April 2006 and adjusted
 per the terms of the loan.                           1,931,580     2,039,324
                                                    -----------   -----------
    Total agribusiness notes payable due to
     third parties                                    1,979,059     2,086,803
      Less: current portion                             (47,479)     (268,855)
                                                    -----------   -----------
    Total noncurrent due to third parties            $1,931,580    $1,817,948
                                                    ===========   ===========

  Real estate operations:

 Note payable collateralized by real property, with
 interest at 9.25% per annum, principal and interest
 of $806 payable monthly. The final payment is
 due in March 2000.                                     $59,238       $84,731


 Note payable to a bank, collateralized by real
 property, guaranteed by two shareholders who
 are officers of the Company, with interest at
 prime (8.25% at August 31, 1998) plus 1.75%,
 interest payable monthly. Installments of $12,000
 due upon the sale of each residential lot from the
 Texas development project.  All unpaid principal
 and interest due in January 2000. This note is
 in default.                                            824,863     1,138,110

 Note payable to a bank, collateralized by real
 property in Texas, with interest at 8.75% per
 annum. Monthly payments of interest only until
 May 31, 1998; thereafter, monthly payments of
 principal and interest of $31,727, with final
 payment due June 1, 2003.  This note is in default.  3,028,095     3,087,333
                                                    -----------   -----------
    Total real estate notes payable due to
     third parties                                    3,912,193     4,310,174
      Less: current portion                            (116,345)     (127,755)
                                                    -----------   -----------
    Total noncurrent due to third parties            $3,795,851    $4,182,419
                                                    ===========   ===========


                                                        June 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
    Total discontinued operations notes payable      $5,891,255    $6,396,977
      Less: current portion                            (163,824)     (396,610)
                                                    -----------   -----------
    Total noncurrent portion                         $5,727,431    $6,000,367
                                                    ===========   ===========


Maturities of Notes Payable for the quarter ending June 30, 1999:

   Continuing operations

               2000                                  $2,414,855
               2001                                   1,731,089
               2002                                   4,735,341
               2003                                     807,075
               2004 and thereafter                    1,485,095

   Discontinued operations

     While the Company's plan to discontinue the agribusiness and real estate operations contemplates the retirement of these obligations during 1999, the contractually required payments at June 30, 1999, are as follows:

               2000                                    $396,610
               2001                                   1,572,660
               2002                                     380,989
               2003                                     412,798
               2004 and thereafter                    3,128,195

6.  Capital Leases

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

 Continuing Operations

                                                        June 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with effective interest rates of
 9.50% and 9.75% per annum, with aggregate monthly
 principal and interest payments of $3,545 through
 December 1998.                                             -          $3,482

 Capital lease with an effective interest rate of
 8.50% per annum, with monthly principal and
 interest payments of $1,525 through September
 2002.                                                  $44,658        49,960




6.  Capital Leases, Continued


 Continuing Operations

                                                        June 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with interest ranging from 7.8% to
 17% per annum, with monthly principal and interest
 payments ranging from $1,000 to $6,691, which
 aggregate $25,358. Maturity dates range from
 August 2001 to March 2003.                             678,990     1,133,648

 Capital leases with effective interest rates of
 7.07% to 7.50% with monthly principal and interest
 payments of $59,024 through November, 2003           2,928,219     3,116,122
                                                    -----------   -----------
    Total obligations under capital leases -
     continuing operations                           $3,651,867    $4,303,212
                                                    ===========   ===========

Future minimum lease payments under capital leases at June 30, 1999 are as follows:

          2000                                         $801,935
          2001                                          801,935
          2002                                          801,935
          2003                                          801,935
          2004                                          789,639
                                                      ---------
          Total minimum lease payments                3,997,379
          Less:  amount representing interest
            at the incremental borrowing rate          (345,512)
                                                      ---------
          Present value of minimum lease payments     3,651,867
          Less:  current maturities                    (781,400)
                                                      ---------
          Obligations under capital leases -
            long-term                                $2,870,467
                                                      =========

7.  Deferred Income Taxes



The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)

                                                      June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 Current tax expense (benefit):
   Federal                                                  -              -
   State                                                   $3             $3
                                                    -----------   -----------
                                                           $3              3
                                                    -----------   -----------
 Deferred tax expense (benefit):
   Federal                                                  -              -
   State                                                    -              -
                                                    -----------   -----------
                                                            -              -
                                                    -----------   -----------
 Total provision (benefit)                                 #3             $3
                                                    ===========   ===========





Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:


                                                      June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 U.S. federal statutory income tax rate                   (34.0)%       (34.0)%
 State tax provision                                        0.3           0.3
 Change in valuation allowance                             33.7          34.0
                                                    -----------   -----------
   Effective income tax rate                                0.0           0.3%
                                                    ===========   ===========



The Company has a state tax credit carryforward of $250,462 that expires in 2010. The Company also has federal and state net operating loss carryforwards of $4,795,963 and $3,861,346 respectively. The federal and state net operating losses begin to expire in 2018 and 2003, respectively.


8.  Stock Based Compensation Plans


A summary of the activity relating to the Company's stock option plans as of June 30, 1999 and December 31, 1998, and changes during the years then ended is presented below:


                                          June 30, 1999       December 31, 1998
                                     --------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Shares      Price      Shares     Price
                                      -------    ---------   -------   --------
 Outstanding at beginning of year   1,012,883       $2.43  1,012,883     $2.43
 Exercised                              -            -         -          -
 Granted                               15,000        2.09      -          -
 Returned/repriced                   (150,000)       4.04      -          -
 Forfeited                              -            -         -          -
                                    ---------    ---------   -------   --------
 Outstanding at end of year           877,883        2.15  1,012,883      2.43
                                    =========    =========   =======   ========



The following table summarizes information about stock options outstanding at June 30, 1999:

                                         Weighted Average
    Range of       Outstanding at      Remaining contractual   Exercisable at
 Exercise Prices    June 30, 1999        Life (in Years)        June 30, 1999
 ---------------  ---------------      ---------------------   ---------------
     $1.30             87,500                     6                  87,500
      1.60            454,133                     2                 454,133
      2.00             71,250                     9                  24,602
      3.00            255,000                    10                  85,000
      4.00             10,000                     9                   7,500
                  -----------                                     ---------
  1.30 to 4.10        877,833                                       658,735
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


                                                      6 Months Ended June 30,
                                                         1999          1998
                                                    -----------   -----------
 Net income (loss), as reported                       $(581,000)  $(2,971,000)
 Net income (loss), pro forma                         $(654,751)  $(3,012,618)
 Basic earnings (loss) per share, as reported            $(0.10)       $(0.41)
 Basic earnings (loss) per share, pro forma              $(0.11)       $(0.44)


                                                      3 Months Ended June 30,
                                                         1999          1998
                                                    -----------   -----------
 Net income (loss), as reported                       $(161,000)  $(2,263,000)
 Net income (loss), pro forma                         $(234,751)  $(2,304,618)
 Basic earnings (loss) per share, as reported            $(0.05)       $(0.32)
 Basic earnings (loss) per share, pro forma              $(0.06)       $(0.32)

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

9. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                  For the Sixe Months Ended June 30, 1999
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($161,000)
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (389,850)       7,761,385         $(0.05)
                                                                 =========
     Effect of dilutive
       securities:

       Options                          0                0
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              $(389,850)       7,761,385         $(0.05)
                                =========       ==========       =========

                                  For the Six Months Ended June 30, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($273,000)
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (501,850)       7,740,654         $(0.06)
                                                                 =========
     Effect of dilutive
       securities:

       Options                        -              -
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              $(501,850)       7,740,654         $(0.06)
                                =========       ==========       =========

9. Income (loss) Per Common Share, Continued

   During 1999, the Company had 747,500 shares of Series A convertible preferred stock (entitled to a 9% per share cumulative dividend) and 404,414 shares of Series B convertible preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock. The convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. The Series A and Series B convertible preferred stock was still outstanding at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Following the Company's acquisition of TransPacific Environmental, Inc. ("TPE") in November 1997, the Company's focus shifted from agribusiness and land planning to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management of California, Inc. ("Waste Management"). In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently the Board of Directors approved the Company's name change effective August 31, 1998, and subsequently, on December 22, 1998, adopted the Plan of Discontinued Operations (the "Plan"), pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by November 30, 1999, and focus on its solid waste transportation and biomass activities.

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

Results of Operations

The Company's continuing operations consists of solid waste transportation and biomass activities, which include green waste processing. The Company sold its unprofitable municipal tree maintenance operations in March 1999. The

Company's discontinued operations consist of agribusiness and land planning/development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

Results of Continuing Operations

Revenues:

The Company's revenues from continuing operations for the six-months ended June 30, 1999, reflect principally its biomass activities and waste transport revenue, while revenues for the six-months ended June 30, 1998, reflect only biomass activities as the waste transport contract did not commence until October 1998.

Revenues for the three-months ended June 30, 1999, were $1,837,000, up 220% from $574,000 for the comparable three-month period ended June 30, 1998. Revenues for the second quarter, 1999, were $230,000 less than the first quarter, 1999 revenues of $2,067,000, as the first quarter included $352,000 of revenues from TPE which was sold in March 1999. Revenues from biomass/transportation operations actually increased by $122,000 (6%) in the second quarter. Overall revenues for the six-months ended June 30, 1999, of $3,904,000 were up substantially (250%) from $1,117,000 for the six-months ended June 30, 1998. This resulted in a net loss of $581,000 for the six-months ended June 30, 1999, of which $420,000 pertained to the first quarter ended March 31, 1999 and $161,000 for the current quarter. The Company expects revenues to continue to increase during the remainder of 1999, and margins to improve as the transportation division grows both internally, as new contracts are phased in, and as the Company expands its biomass processing operations. Due to the Company's considerable investment in plant, equipment and management personnel, significant additional volume can be accommodated with minimal incremental fixed cost. Overall, fiscal 1999 revenues will be considerably higher than fiscal 1998.


Cost of Revenues:

Cost of revenues for the three-months ended June 30, 1999, were $1,391,000, compared to $508,000 for the comparable three-months ended June 30,1998. This resulted in a gross profit from operations for the three-months ended June 30, 1999, of $446,000 compared to $66,000 the comparable prior three-month period ended June 30, 1998. Cost of revenues of $3,070,000 for the six-month ended June 30, 1999, were up $1,991,000 (185%) from the comparable six-months period ending June 30, 1998, mainly due to the implementation of the waste transport agreement, which was not in effect in the prior periods, and from internal growth in biomass activities. This resulted in a gross profit from operations of $834,000 for the six-months ended June 30, 1999, compared to $38,000 for the six-months ended June 30, 1998.

General and Administrative Expenses:

For the three-month period ending June 30, 1999, total general and administrative expenses were $309,000, down 13% from $355,000 for the comparable three-month period ending June 30, 1998. For the six-months ended June 30, 1999, total general and administrative expenses of $893,000 were down $174,000 (16%) from the comparable six-month period ending June 30, 1998. The decrease is primarily due to additional cost reduction pursuant to the Company's plan of discontinued operations.

Change in Estimated Remediation Costs:

During the quarter ended June 30, 1999, independent experts determined that the Company's contingent liability for remediation costs, related to real estate sold in 1998, was excessive and accordingly a $400,000 adjustment was recorded.

Interest Expense, Net of Interest Income:

For the three-months ended June 30, 1999, interest expense, net of interest income, was $698,000 as compared to $ 125,000 for the comparable three-months ending June 30, 1998. For the six-months ended June 30, 1999, interest expense, net of interest income of $910,000 increased $730,000 (406%) from the comparable six-months period ending June 30, 1998, due to the additional accrual of interest related to a $5,025,000 note payable, and the Company's election not to accrue $300,000 of imputed interest income for the second quarter, 1999, on its $10 million promissory note, due to a pending sale of that note in the third quarter.

Loss from Continuing Operations:

For the three-months ended June 30, 1999, the loss from continuing operations was $161,000 as compared to $273,000 for the comparable three-months ending June 30, 1998, and for the six-months ended June 30, 1999, the loss from continuing operations of $581,000 was $400,000 less (41%) from the comparable six month period ending June 30, 1998, mainly due to increased margins from transportation and biomass, and reduced losses from TPE which was sold in March, 1999.

Results of Discontinued Operations:

For the six-months ended June 30, 1999 results from discontinued operations were zero, as compared to a loss of $1,990,000 for the comparable six-month period ending June 30, 1998, mainly due to the accrual of all operating losses for discontinued operations.

Liquidity and Capital Resources:

The Company's overall financial condition as of June 30, 1999, as compared to December 31, 1998, has not improved significantly, but management believes that with the continued growth of waste transportation and biomass, financed by the liquidation of assets from discontinued operations, the Company's condition is likely to improve considerably during 1999. Total assets have decreased 5% to $26.5 million, due principally to the sale of TPE's tree maintenance operations in March for $885,000, while total liabilities also decreased 4% to $19.2 million due mainly to the payment of equipment debt related to the TPE sale. The net effect, overall, resulted in shareholders' equity decreasing 7% to $7.3 million.

The Company's current ratio decreased to 1.12 at June 30, 1999, from 1.38 at December 31, 1998, primarily due to additional accrued interest related to the borrowing of $5,025,000 secured by the Company's $10 million note receivable. Despite the loss in the period ending June 30, 1999, liquidity is improved from December 31, 1998, and is expected to continue to improve as a result of the following: (i) management of cash flow: (ii) in October, 1998, the Company obtained a $5.0 million equipment lease line from a national financial institution. About $4.0 million of this line was used to acquire 45 trucks and 16 trailers, which are being used in the solid waste transportation activities. This equipment is expected to be sufficient to meet the requirement of existing contracts for fiscal 1999, and additional equipment financing has been arranged for pending new transport contracts expected to commence in September, 1999;
(iii) in June the Company entered into an agreement to sell it's remaining 560-acre vineyard property for $4.5 million. The transaction, expected to close in September, will retire $2.0 million debt with the remaining proceeds flowing to the Company -- $900,000 in cash and a $1.6 million promissory note due in three years and (iv) in August the Company entered into an agreement with an investment banker to sell it's non-interest bearing $10 million note for $8.0 million -- $7.5 million to be funded on August 31, 1999, plus an additional $500,000 to be funded if the note is paid on or before its primary maturity date of August 21, 2000. (The note can be extended up to an additional year, and if extended, the Company's $500,000 residual payment would be reduced by $41,667 per month.) The transaction will retire approximately $5.5 million of secured debt, with the remaining proceeds used for working capital purposes.

The Company believes that the combination of the pending $12.5 million of asset liquidations, and the financing for equipment that will be needed for additional growth, are sufficient to meet its liquidity requirements for fiscal 1999.

Year 2000 Compliance:

Management of the Company believes that its computerized information systems currently in use and expected to be in use prior to the year 2000 are Year 200 compliant. It has formed a task force to assess the effect, if any, the Company may encounter in dealing with vendors and outside service entities who may have year 200 exposure. Management does not expect that the financial impact of required modifications to its systems, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

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

Item 2.  Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock and on its Series B Preferred Stock. The total amount of dividend arrearages on the Series A 9% Preferred Stock and on the Series B Preferred Stock was $672,750 and $450,853, respectively.

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


Date:  June 30, 1999                       USA Biomass Corporation
       -------------                       -----------------------

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