Form 10QSB/A
period 1999-06-30
USA BIOMASS CORP
filed 1999-08-17
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB/A No. 1


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

                           USA Biomass Corporation

                     Consolidated Statements of Operations
              For the Three Months Ended June 30, 1999 and the
                      Three Months Ended June 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                      June 30,       June 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $1,837          $574

Costs and expenses:
  Cost of revenues                                       1,391           508
  General and administrative expenses                      309           355
  Change in estimated remediation costs                   (400)          -
  Interest expense, net of interest income                 698           125
                                                   -----------   -----------
                                                         1,998           988
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (161)         (414)
(Expense)/benefit from income taxes                        -             141
                                                    -----------   -----------
Loss from continuing operations                           (161)         (273)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                         -          (1,990)
                                                    -----------   -----------
Net loss                                                 $(161)      $(2,263)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.05)       $(0.06)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.05)       $(0.32)
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

                           USA Biomass Corporation

                     Consolidated Statements of Operations
               For the Six Months Ended June 30, 1999 and the
                       Six Months Ended June 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                      June 30,       June 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $3,904        $1,117

Costs and expenses:
  Cost of revenues                                       3,070         1,079
  General and administrative expenses                      893         1,067
  Change in estimated remediation costs                   (400)          -
  Interest expense, net of interest income                 910           180
  Loss on sale of assets                                    12           278
                                                    -----------   -----------
                                                         4,485         2,604
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (581)       (1,487)
(Expense)/benefit from income taxes                        -             506
                                                    -----------   -----------
Loss from continuing operations                           (581)         (981)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                         -          (1,990)
                                                    -----------   -----------
Net loss                                                 $(581)       (2,971)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.10)       $(0.18)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.10)       $(0.41)
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

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

               For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
                           (Amounts in Thousands)



                                                       June 30,       June 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                        $(581)      $(2,971)
                                                    -----------   -----------
 Net loss from continuing operations                       (581)       (2,971)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            508           285
   Loss on sale of assets                                    12         -
 Decrease (increase) in assets:
   Accounts receivable                                     (355)         (221)
   Other current assets                                     228           372
   Other assets                                             (85)          610
   Notes receivable                                        (350)        -
 Increase (decrease) in liabilities:
   Accounts payable                                       1,030           958
   Income taxes payable                                     -            (331)
   Accrued liabilities                                     (408)        -
   Accrued interest payable                                 368           435
                                                    -----------   -----------
 Net cash provided by (used) in operating
  activities of continuing  operations                      367          (863)
 Net cash provided by (used) in operating
  activities of discontinued operations                     152          (293)
                                                    -----------   -----------
Cash provided by (used) in operating activities             519        (1,156)
                                                    -----------   -----------












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

             For the Six Months Ended June 30, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)




                                                       June 30,       June 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows provided by (used in) investing
activities:
 Purchases of property and equipment                       $420         $(985)
 Sales of property and equipment                             11         -
                                                    -----------   -----------
Net cash provided by (used in) investing
 activities of continuing operations                        431          (985)
                                                    -----------   -----------
Cash flows provided by (used in) financing
activities:
 Decrease in long-term accruals                            (907)        -
 Proceeds from notes and loans                            1,025           450
 Repayment of notes, loans, leases                       (1,631)         (158)
                                                    -----------   -----------
Net cash provided by (used in) financing
 activities of continuing operations                     (1,513)          292
Net cash provided by (used in) financing
 activities of discontinued operations                    -             1,363
                                                    -----------   -----------
Cash provided by (used in) financing activities          (1,513)        1,655
                                                    -----------   -----------
Net increase (decrease) in cash                            (563)         (486)

Cash and equivalents at beginning of year                   801           640
                                                    -----------   -----------
Cash and equivalents at end of year                        $238          $154
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
                                                    ===========   ===========



                           Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations


Assets offset against liabilities:
  Related party receivables                         $(1,131,000)    $(919,000)
  Related party notes payables                        1,131,000       919,000





















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
                                                      =========

7.  Deferred Income Taxes



The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)

                                                      June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 Current tax expense (benefit):
   Federal                                                  -              -
   State                                                   $3             $3
                                                    -----------   -----------
                                                           $3              3
                                                    -----------   -----------
 Deferred tax expense (benefit):
   Federal                                                  -              -
   State                                                    -              -
                                                    -----------   -----------
                                                            -              -
                                                    -----------   -----------
 Total provision (benefit)                                 $3             $3
                                                    ===========   ===========





Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:


                                                      June 30,    December 31,
                                                         1999          1998
                                                    -----------   -----------
 U.S. federal statutory income tax rate                   (34.0)%       (34.0)%
 State tax provision                                        0.3           0.3
 Change in valuation allowance                             33.7          34.0
                                                    -----------   -----------
   Effective income tax rate                                0.0           0.3%
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

8.  Stock Based Compensation Plans, Continued



A summary of the activity relating to common stock warrants as of June 30, 1999 and December 31, 1998 and changes during the periods then ended is presented below:


                                       June 30, 1999       December 31, 1998
                                     and 6 Months Ended     and 4 Months Ended
                                       June 30, 1999       December 31, 1998
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
                                     ========    =========  ========   ========


The range of exercise prices of warrants outstanding at June 30, 1999 was $2.00 to $6.67.

The following table summarizes information about warrants outstanding at June 30, 1999:


                                                                      Estimated
                              Volatility    Dividend     Risk Free      Lives
Warrant Grants                  Factor       Yield    Interest Rates  (In Years)
-----------------------       ----------    --------  --------------  ----------
June 30, 1999                      1.032         0%        5.20%           5
December 31, 1998                  1.032         0%        5.20%           5

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

                                  For the Six Months Ended June 30, 1999
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


Date:  August 16, 1999                       USA Biomass Corporation
       ---------------                       -----------------------

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