Form 10QSB
period 1999-09-30
USA BIOMASS CORP
filed 1999-11-15
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB


(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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


    The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 7,761,385 on November 15, 1999.

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

                           USA Biomass Corporation



                Index to the Consolidated Financial Statements
                As of September 30, 1999 and December 31, 1998
      And For the Three and Nine Months Ended September 30, 1999 and 1998






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

        Statements of Operations  . . . . . . . . . . . . . . . . . F-5

        Statements of Shareholders' Equity    . . . . . . . . . . . F-7

        Statements of Cash Flows   . . . . . . . . . . . . . . . .  F-11

     Notes to the Financial Statements  . . . . . . . . . . . . . . F-14








                           USA Biomass Corporation

                         Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)

                                    ASSETS

                                                   September 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Current assets:

  Cash and equivalents                                    $341          $801

  Accounts receivable                                    1,219           554

  Income taxes recoverable                                 -             293

  Other current assets                                     384           384

  Net current assets of discontinued
   operations                                            8,259         7,942
                                                    -----------   -----------
     Total current assets                               10,203         9,974

Property and equipment, net                              7,843         8,874

Note receivable, noncurrent                                -           7,650

Other assets                                                54           142

Intangible assets, net                                     400           449

Net noncurrent assets of discontinued
 operations                                              1,027           769
                                                    -----------   -----------
Total assets                                           $19,527       $27,858
                                                    ===========   ===========








        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    September 30, December 31,
                                                         1999          1998
                                                    -----------   -----------
Current liabilities:
  Accounts payable                                      $1,261        $2,303
  Line of credit                                           640           875
  Notes payable:
    Related parties                                      1,578         2,323
    Other                                                  906           721
  Capitalized lease obligations                            716           765
  Income taxes payable                                     -               6
  Accrued interest                                         567           252
                                                    -----------   -----------
     Total current liabilities                           5,668         7,245

Notes payable, net of current portion:
   Related parties                                       1,196           966
   Officers and directors                                  163           815
   Other                                                 2,234         6,417
Capitalized lease obligations, net of current
 portion                                                 2,878         3,538
Other noncurrent liabilities                                45           973
                                                    -----------   -----------
Total liabilities                                       12,184        19,954

Commitments and contingencies











        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                         Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                                 (Unaudited)
                            (Amounts in Thousands)



               LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED


                                                   September 30,  December 31,
                                                        1999           1998
                                                    -----------   -----------
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

   Series A, 9% Convertible Preferred Stock,
   $0.01 par value; cumulative nonvoting,
   $7,475,000 aggregate liquidation preference;
   812,500 shares authorized, 747,500 shares
   issued and outstanding.                                  $7            $7

   Series B,6% Convertible Preferred Stock,
   $0.01 par value; cumulative nonvoting,
   $4,044,140 aggregate liquidation preference;
   750,000 shares authorized, 404,414 shares
   issued and outstanding.                                   4             4

   Common stock, $0.002 par value; 25,000,000
   shares authorized, 7,761,385 shares issued
   and outstanding at September 30, 1999 and
   December 31, 1998.                                       16            16

   Additional paid-in capital                           21,970        21,970
   Accumulated earnings (deficit)                      (14,536)      (13,975)
   Treasury stock, at cost (24,250 common shares
    at September 30, 1999 and December 31, 1998)          (118)         (118)
                                                    -----------   -----------
      Total shareholders' equity                         7,343         7,904
                                                    -----------   -----------
   Total liabilities and shareholders' equity          $19,527       $27,858
                                                    ===========   ===========










        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                     Consolidated Statements of Operations
            For the Three Months Ended September 30, 1999 and the
                    Three Months Ended September 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                   September 30, September 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $1,965          $794

Costs and expenses:
  Cost of revenues                                       1,437         1,331
  General and administrative expenses                      652         1,877
  Loss on impairment of assets                             -           1,971
  Interest expense, net of interest income                 193           355
  (Gain) or loss on sale of assets                        (535)           88
                                                   -----------   -----------
                                                         1,747         5,622
                                                    -----------   -----------
Income or (Loss) from continuing operations
 before income taxes                                       218        (4,828)
(Expense)/benefit from income taxes                        -             208
                                                    -----------   -----------
Income or (loss) from continuing operations                218        (4,620)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                        (198)       (5,090)
 Loss from disposal of discontinued operations             -          (2,879)
                                                    -----------   -----------
Net income or (loss)                                       $20      $(12,589)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.00)        $(0.62)
                                                         ======         ======
Net loss per common share,
 basic and diluted                                       $(0.03)        $(1.66)
                                                         ======         ======






        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1999 and the
                    Nine Months Ended September 30, 1998
                                 (Unaudited)

                (Amounts in Thousands, except per share data)


                                                   September 30,  September 30,
                                                        1999           1998
                                                    -----------   -----------
Revenues                                                $5,869        $1,911

Costs and expenses:
  Cost of revenues                                       4,539         2,410
  General and administrative expenses                    1,512         2,944
  Change in estimated remediation costs                   (400)          -
  Loss on impairment of assets                             -           1,971
  Interest expense, net of interest income               1,104           535
  (Gain) or loss on sales of assets                       (523)          366
                                                    -----------   -----------
                                                         6,232         8,226
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                      (363)       (6,315)
(Expense)/benefit from income taxes                        -             714
                                                    -----------   -----------
Loss from continuing operations                           (363)       (5,601)
                                                    -----------   -----------
Discontinued operations:
 Loss from discontinued operations                        (198)       (7,080)
 Loss from disposal of discontinued operations             -          (2,879)
                                                    -----------   -----------
Net loss                                                 $(561)      (15,560)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                                $(0.14)       $(0.81)
                                                         ======        ======
Net loss per common share,
 basic and diluted                                       $(0.16)       $(2.10)
                                                         ======        ======






        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

              Consolidated Statements of Shareholders' Equity
          For the Nine Months Ended September 30, 1999 and the Four
                Months ended December 31, 1998 (Unaudited)




                                    Series A         Series B
                                   Preferred        Preferred      Common
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
Balance, August 31, 1998            747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          747,500          404,414      7,761,385

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, September 30, 1999         747,500          404,414      7,761,385
                                    =======        =========     ==========























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
          For the Nine Months Ended September 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                     Common          Series A     Series B
                                    Treasury        Preferred    Preferred
                                     Shares          Shares        Shares
                                    -------        ---------     ----------
                                                     (Amounts in Thousands)

Balance, August 31, 1998            (24,250)          $7             $4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, December 31, 1998          (24,250)           7              4

Net loss                              -                -              -
                                    -------        ---------     ----------
Balance, September 30, 1999         (24,250)          $7             $4
                                    =======        =========     ==========
























        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
          For the Nine Months Ended September 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

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

                           USA Biomass Corporation

         Consolidated Statements of Shareholders' Equity, Continued
          For the Nine Months Ended September 30, 1999 and the Four
                 Months ended December 31, 1998 (Unaudited)

                               (Amounts in Thousands)


                                                 Accumulated
                                             Earnings(Deficit)      Total
                                                 -----------    -----------
Balance, August 31, 1998                            $(13,024)        $8,855

Net loss                                                (951)          (951)
                                                 -----------    -----------
Balance, December 31, 1998                           (13,975)         7,904

Net loss                                                (561)          (561)
                                                 -----------    -----------
Balance, September 30, 1999                         $(14,536)        $7,343
                                                 ===========    ===========




















        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows

           For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)
                           (Amounts in Thousands)



                                                   September 30,  September 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                        $(561)     $(15,560)
 Add loss from discontinued operations                      198         9,959
                                                    -----------   -----------
 Net loss from continuing operations                       (363)       (5,601)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                            759           236
   (Gain) loss on sale of assets                           (523)          366
   Loss on impairment of assets                             -           1,971
   Provision for settlement expense                         -             112
   Change in remediation costs                             (400)          -
 Decrease (increase) in assets:
   Accounts receivable                                     (165)         (251)
   Income taxes recoverable                                 293          (293)
   Other assets                                              88           610
 Increase (decrease) in liabilities:
   Accounts payable                                      (1,042)        1,812
   Income taxes payable                                      (6)          335
   Accrued interest payable                                 315           127
                                                    -----------   -----------
 Net cash provided by (used) in operating
  activities of continuing  operations                   (1,044)         (576)
 Net cash used in operating
  activities of discontinued operations                    (198)       (3,202)
                                                    -----------   -----------
Cash provided by (used) in operating activities          (1,242)       (3,778)
                                                    -----------   -----------












        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation
                  Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998

                                (Unaudited)
                           (Amounts in Thousands)




                                                    September 30, September 30,
                                                         1999          1998
                                                    -----------   -----------
Cash flows provided by (used in) investing
activities:
 Purchases of property and equipment                      $(682)        $(143)
 Sales of property and equipment                            102           101
 Other                                                     (194)          -
                                                    -----------   -----------
Net cash provided by (used in) investing
 activities of continuing operations                       (774)          (42)
Net cash used in investing activities of
 discontinued operations                                   (575)        3,654
                                                    -----------   -----------
Cash used in investing activities                        (1,349)        3,612
Cash flows provided by (used in) financing
activities:
 Proceeds from sale of note                               7,500           -
 Proceeds from notes and loans                              365           249
 Repayment of notes, loans, leases                       (5,734)         (197)
 Dividends paid on Series A Preferred Stock                 -            (497)
                                                    -----------   -----------
Net cash provided by (used in) financing
 activities of continuing operations                      2,131          (445)
                                                    -----------   -----------
Net increase (decrease) in cash                            (460)         (611)

Cash and equivalents at beginning of period                 801           640
                                                    -----------   -----------
Cash and equivalents at end of period                      $341           $29
                                                    ===========   ===========









        The accompanying notes are an integral part of the consolidated financial statements.

                           USA Biomass Corporation

                  Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1999 and the Four
                       Months ended December 31, 1998
                                (Unaudited)
                           (Amounts in Thousands)

              Supplemental Disclosures of Cash Flow Information



                                                   September 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Cash paid during the year for:
  Interest:
   Continuing operations                                 $1,088          $305
   Discontinued operations                                  147           450
                                                    -----------   -----------
                                                         $1,235          $755
                                                    ===========   ===========
  Income taxes                                            -             -
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

                           USA Biomass Corporation

                Notes to the Consolidated Financial Statements
                 For the Nine Months Ended September 30, 1999
            and the Four Months Ended December 31, 1998 (Unaudited)



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

In January, 1999, the Company's Board of Directors elected to change the Company's year-end to December 31.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of USA Biomass Corporation and subsidiaries. USA Waste Transport, Inc., USA Biomass-Greenwaste, Inc., AMCOR Financial Corporation, TransPacific Environmental, Inc. and AMCOR Biomass Farms, LLC (99% owned) are the Company's continuing operating subsidiaries. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and
AMCOR Builders, LLC (99% owned) are discontinued operations. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the Consolidated Balance Sheet at December 31, 1998 and the Statement of Operations for the nine months ended September 30, 1998 to conform to the 1999 presentation.

On December 23, 1998, the Company adopted a plan to discontinue its agribusiness and real estate operations and to sell the related assets. Assets of discontinued operations are recorded at the lower of cost or market (net realizable value).

    Revenue Recognition

Biomass and waste transportation revenues are recognized on the accrual method at the time the related services are performed.

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

    Intangible Assets

Intangible assets include licenses and agreements, customer lists, and con-tracts. Intangible assets are amortized using the straight line method over a period of 5 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future opera-ting cash flows on an undiscounted basis.

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

    Earnings per Common Share

In 1997 the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share for the three and nine months ended September 30, 1999 and 1998 been calculated in accordance with this pronouncement.

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


                                             As of September 30, 1999
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
  Revenues                               $11,500        $137,625       $149,125
  Interest expense                      (130,435)       (216,723)      (347,158)
                                      ----------      ----------     ----------
  Loss from discontinued operations    $(118,935)       $(79,098)     $(198,033)
                                      ==========      ==========     ==========


                                             As of September 30, 1998
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
  Revenues                            $6,057,166     $12,292,686    $18,349,852
  Operating and administrative
   costs                              (7,689,412)    (12,194,688)   (19,884,100)
  Writedown of receivables from
   managed limited partnerships              -        (5,306,244)    (5,306,244)
  Other                                 (357,308)        117,731       (239,577)
                                      ----------      ----------     ----------
  Loss from discontinued operations   (1,989,554)     (5,090,515)    (7,080,069)
  Estimated loss on disposal of
   discontinued operations            (1,323,883)     (1,554,930)    (2,878,813)
                                      ----------      ----------     ----------
  Total loss from discontinued
   operations                        $(3,313,437)    $(6,645,445)   $(9,958,882)
                                      ==========      ==========     ==========


The assets of discontinued agribusiness and real estate segments are summarized as follows:



                                             As of September 30, 1999
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Current assets:
  Accounts receivable                      -           $365,044      $365,044
  Due from managed limited
   partnerships                            -           8,364,641     8,364,641
  Inventory                                -           1,295,640     1,295,640
  Other current assets                     -              66,886        66,886
                                     ------------    -----------    ----------
    Total current assets                   -          10,092,211    10,092,211
                                     ------------    -----------    ----------
 Current liabilities:
  Lines of credit                          -           1,152,198     1,152,198
  Accrued interest payable               $76,841         196,842       273,683
  Notes and capitalized lease
   obligations payable                   279,277           3,845       283,122
  Other current liabilities              124,171             -         124,171
                                    ------------    -----------    -----------
    Total current liabilities            480,289       1,352,885     1,833,174
                                     -----------     -----------    ----------
 Net current assets (liabilities)
  of discontinued operations           $(480,289)     $8,739,326    $8,259,037
                                     ===========     ===========    ==========


                                             As of September 30, 1999
                                        ----------------------------------
                                     Agribusiness    Real Estate        Total
                                     ------------    -----------    -----------
 Noncurrent assets:
  Property and equipment, net         $4,150,486           -        $4,150,486
  Investment                               -          $2,489,199     2,489,199
  Other assets                           150,751           -           150,751
                                     -----------     -----------    ----------
    Total noncurrent assets            4,301,237       2,489,199     6,790,436
                                     -----------     -----------    ----------
 Noncurrent liabilities:
  Notes payable, others,
   net of current portion              1,698,170       4,038,170     5,736,340
  Capitalized lease obligations,
   net of current portion                  -              26,975        26,975
                                    ------------     -----------   -----------
     Total noncurrent liabilities      1,698,170       4,065,145     5,763,315
                                    ------------     -----------   -----------
 Net noncurrent assets (liabilities)
  of discontinued operations          $2,603,067     $(1,575,946)   $1,027,121
                                     ===========     ===========   ===========


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
                                     ============    ===========    ===========






4.  Note Receivable

Note receivable arising from the sale of undeveloped real estate in Riverside County, California consists of the following:


                                                   September 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
Noninterest-bearing note receivable collateralized
by a deed of trust on real property; face amount
of $10,000,000 due in August 2000, discounted to
yield a representative market effective interest
rate of 17.4%.  The note provides that the
maturity date may be extended until August, 2001.
In December 1998, the Company obtained a
$4,000,000 loan, collateralized by this note
receivable.  The loan terms provide, among other
things, that the Company may not sell, encumber,
or dispose of the note without the written consent
of the lender.  In March, 1999, the Company
obtained an additional loan of $1,025,000 from
the same lender under substantially the same
terms.  In September, 1999, the Company sold the
note on a non-recourse basis for $7,500,000.  The
sale provides that an additional $500,000 will be
paid to the Company if the note is paid on the
original due date, with a deminishing amount
payable after the original due date.                       $-      $7,649,880
                                                     ==========    ==========




5.  Notes Payable

    Notes payable consist of the following:

      Continuing Operations

 Notes payable to related parties:

  Uncollateralized

                                                   September 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable with interest ranging from 6.0% to
 17.0% per annum, principal amounts of $1,294,416,
 $15,713 and $810,153 plus accrued interest due
 July 31, 1999, December 31, 1999, and 2001,
 respectively. Notes with aggregate principal
 amounts of $1,294,416 are payable to share-
 holders of the Company who are investors in
 limited partnerships managed by the Company.
 As of September 30, 1999, these notes are in
 default. The $15,713 and the $810,153 notes
 payable are due to affiliated real estate
 limited partnerships managed by the Company.        $2,120,282    $2,495,285

 Note payable to estate of former shareholder
 who was an officer of the Company, with interest
 at 10% per annum and is currently due and
 payable.                                               283,389       283,389

                                                    -----------   -----------
     Total due to related parties                     2,403,671     2,778,674
       Less:  current portion                        (1,577,805)   (1,952,808)
                                                    -----------   -----------
     Total noncurrent due to related parties           $825,866      $825,866
                                                    ===========   ===========
 Note payable to an employee:

 Note payable to an employee, with interest at
 8.0% per annum, principal and interest due in
 December 2000.                                        $370,189      $370,189
                                                    -----------   -----------
     Total due to an employee                           370,189       370,189
       Less:  current portion                               -        (370,189)
                                                    -----------   -----------
     Total noncurrent due to an employee                370,189         -
                                                    ===========   ===========






 Notes payable to third parties:
  Uncollateralized

                                                   September 30,  December 31,
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
 The notes are in default.                             $296,164       206,164

 Notes payable collateralized by equipment, with
 interest ranging from 8.0% to 18.7% per annum,
 monthly principal and interest payments ranging
 from $381 to $8,272, which aggregate $51,355.
 Maturity dates range from December 1998 to
 March 2003.                                          1,242,990     1,142,619

 Note payable collaterialized by note receivable
 (Note 4) bearing interest at 12.25% per annum,
 principal and accrued interest due August 21,
 2000.                                                      -       4,000,000

 Note payable to bank, collateralized by real
 property with a net carrying amount of
 $1,001,053 with interest at 8.75% per annum,
 monthly principal and interest payment of
 $8,098, due in December, 2003 with a balloon
 payment of $634,901.                                   781,413       800,000

 Notes payable collateralized by transportation
 equipment with a net carrying amount of
 $860,081, with interest of 8.75% per annum,
 monthly principal and interest payments of
 $19,872, due in October and November, 2003.            551,565       943,293

 Note payable to bank, collateralized by assets
 of the company with interest at prime plus 2%,
 due in June, 2002 with monthly principal
 payment of $4,167 plus interest.                       237,109           -

 Note payable collateralized by a vehicle, with
 interest of 9.5% per annum, monthly principal
 and interest payments of $784.                          30,818           -
                                                    -----------   -----------
    Total due to third parties                        3,140,059     7,137,550
      Less: current portion                            (906,550)     (720,550)
                                                    -----------   -----------
    Total noncurrent due to third parties            $2,233,509    $6,417,000
                                                    ===========   ===========

 Discontinued Operations

  Agribusiness:

                                                   September 30,   December 31,
                                                         1999          1998
                                                    -----------   -----------
 Notes payable collateralized by equipment, with
 interest ranging from 10.4%  to 10.5% per annum,
 principal of $22,735 plus accrued interest
 payable annually with the final payment due in
 August 1999.                                           $47,479       $47,479

 Note payable to an insurance company,
 collateralized by real and personal property,
 with interest at 7.75% per annum. Semi-annual
 payments of principal and interest of $188,005,
 due on October 1 and April 1 of each year, with
 final payment due in April 2011. The interest
 rate will be reviewed in April 2006 and adjusted
 per the terms of the loan.                           1,929,967     2,039,324
                                                    -----------   -----------
    Total agribusiness notes payable due to
     third parties                                    1,977,446     2,086,803
      Less: current portion                            (279,276)     (268,855)
                                                    -----------   -----------
    Total noncurrent due to third parties            $1,698,170    $1,817,948
                                                    ===========   ===========

  Real estate operations:

 Note payable collateralized by real property, with
 interest at 9.25% per annum, principal and interest
 of $806 payable monthly. The final payment is
 due in March 2000.                                         -         $84,731


 Note payable to a bank, collateralized by real
 property, guaranteed by two shareholders who
 are officers of the Company, with interest at
 prime (8.25% at August 31, 1998) plus 1.75%,
 interest payable monthly. Installments of $12,000
 due upon the sale of each residential lot from the
 Texas development project.  All unpaid principal
 and interest due in January 2000.                     $956,620     1,138,110

 Note payable to a bank, collateralized by real
 property in Texas, with interest at 8.75% per
 annum. Monthly payments of interest only until
 May 31, 1998; thereafter, monthly payments of
 principal and interest of $31,727, with final
 payment due June 1, 2003.                            3,085,395     3,087,333
                                                    -----------   -----------
    Total real estate notes payable due to
     third parties                                    4,042,015     4,310,174
      Less: current portion                              (3,845)     (127,755)
                                                    -----------   -----------
    Total noncurrent due to third parties            $4,038,170    $4,182,419
                                                    ===========   ===========


                                                   September 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
    Total discontinued operations notes payable      $6,019,461    $6,396,977
      Less: current portion                            (283,121)     (396,610)
                                                    -----------   -----------
    Total noncurrent portion                         $5,736,340    $6,000,367
                                                    ===========   ===========


Maturities of Notes Payable for the quarter ending September 30, 1999:

   Continuing operations

               2000                                  $2,484,355
               2001                                   1,231,089
               2002                                     735,341
               2003                                     807,075
               2004 and thereafter                      820,095

   Discontinued operations

     While the Company's plan to discontinue the agribusiness and real estate operations contemplates the retirement of these obligations during 1999, the contractually required payments at September 30, 1999, are as follows:

               2000                                    $283,122
               2001                                   1,572,660
               2002                                     380,989
               2003                                     412,798
               2004 and thereafter                    3,369,892

6.  Capital Leases

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

 Continuing Operations

                                                   September 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with effective interest rates of
 9.50% and 9.75% per annum, with aggregate monthly
 principal and interest payments of $3,545 through
 December 1998.                                             -          $3,482

 Capital lease with an effective interest rate of
 8.50% per annum, with monthly principal and
 interest payments of $1,525 through September
 2002.                                                  $53,442        49,960








6.  Capital Leases, Continued


 Continuing Operations

                                                   September 30,  December 31,
                                                         1999          1998
                                                    -----------   -----------
 Capital leases with interest ranging from 7.8% to
 17% per annum, with monthly principal and interest
 payments ranging from $1,000 to $6,691, which
 aggregate $25,358. Maturity dates range from
 August 2001 to March 2003.                             612,653     1,133,648

 Capital leases with effective interest rates of
 7.07% to 7.50% with monthly principal and interest
 payments of $59,024 through November, 2003           2,928,219     3,116,122
                                                    -----------   -----------
    Total obligations under capital leases -
     continuing operations                           $3,594,317    $4,303,212
                                                    ===========   ===========

Future minimum lease payments under capital leases at September 30, 1999 are as follows:

          2000                                         $936,179
          2001                                        1,045,776
          2002                                          671,746
          2003                                          671,746
          2004                                          738,991
                                                      ---------
          Total minimum lease payments                4,064,438
          Less:  amount representing interest
            at the incremental borrowing rate          (470,121)
                                                      ---------
          Present value of minimum lease payments     3,594,317
          Less:  current maturities                    (716,313)
                                                      ---------
          Obligations under capital leases -
            long-term                                $2,878,004
                                                      =========

7.  Deferred Income Taxes



The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)

                                                   September 30,    December 31,
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


                                                    September 30,    December 31,
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


8.  Stock Based Compensation Plans


A summary of the activity relating to the Company's stock option plans as of September 30, 1999 and December 31, 1998, and changes during the years then ended is presented below:


                                      September 30, 1999     December 31, 1998
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
                                    =========    =========   =======   ========



The following table summarizes information about stock options outstanding at September 30, 1999:

                                         Weighted Average
    Range of       Outstanding at      Remaining contractual   Exercisable at
 Exercise Prices September 30, 1999        Life (in Years)   September 30, 1999
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

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weight-ed average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0% for both years, expected volatility of 0.946 for both years, risk-free interest rate at 4.99% to 5.05%, and expected contractual life of 10 years for both years. The weighted average fair value of options granted during 1999 and 1998 was $1.47 and $2.50, respectively.

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


                                                 9 Months Ended September 30,
                                                         1999          1998
                                                    -----------   -----------
 Net income (loss), as reported                       $(561,000) $(15,560,000)
 Net income (loss), pro forma                         $(607,750) $(15,656,750)
 Basic earnings (loss) per share, as reported            $(0.16)       $(2.10)
 Basic earnings (loss) per share, pro forma              $(0.17)       $(2.10)


                                                  3 Months Ended September 30,
                                                         1999          1998
                                                    -----------   -----------
 Net income (loss), as reported                         $20,000  $(12,589,000)
 Net income (loss), pro forma                          $(53,751) $(12,630,618)
 Basic earnings (loss) per share, as reported            $(0.03)       $(1.66)
 Basic earnings (loss) per share, pro forma              $(0.04)       $(1.66)

8.  Stock Based Compensation Plans, Continued



A summary of the activity relating to common stock warrants as of September 30, 1999 and December 31, 1998 and changes during the periods then ended is presented below:


                                     September 30, 1999     December 31, 1998
                                     and 9 Months Ended     and 4 Months Ended
                                     September 30, 1999     December 31, 1998
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
                                     ========    =========  ========   ========


The range of exercise prices of warrants outstanding at September 30, 1999 was $2.00 to $6.67.

The following table summarizes information about warrants outstanding at September 30, 1999:


                                                                      Estimated
                              Volatility    Dividend     Risk Free      Lives
Warrant Grants                  Factor       Yield    Interest Rates  (In Years)
-----------------------       ----------    --------  --------------  ----------
September 30, 1999                 1.032         0%        5.20%           5
December 31, 1998                  1.032         0%        5.20%           5

9. Income (loss) Per Common Share

   Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares out-standing during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                For the Nine Months Ended September 30, 1999
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations               ($363,000)
     Less preferred stock
       dividends                 (686,549)
                                ---------
     (Loss) to common
       shareholders            (1,049,549)       7,761,385         $(0.14)
     (Loss) from discontinued
       operations                (198,000)       7,761,385          (0.02)
     (Loss) available to
       common stockholders
       - basic earnings per    ----------                        ---------
         share                 (1,247,549)       7,761,385         $(0.16)
                                                                 =========
     Effect of dilutive
       securities:

       Options                        -                -
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share            $(1,247,549)       7,761,385         $(0.16)
                                =========       ==========       =========


                                For the Nine Months Ended September 30, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
    (Loss) from continuing
       operations             $(5,601,000)
     Less preferred stock
       dividends                 (686,549)
                                ---------
    (Loss) to common
       shareholders            (6,287,549)        7,735,731        $(0.81)
    (Loss) from discontinued
       operations              (9,959,000)        7,735,731         (1.29)
                                ---------                           -----
     (Loss) available to
       common stockholders
       - basic earnings per
         share                (16,246,549)        7,735,731        $(2.10)
                                                                  =========
     Effect of dilutive
       securities:

       Options                        -              -
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share           $(16,246,549)       7,735,731         $(2.10)
                                =========       ==========       =========

                               For the Three Months Ended September 30, 1999
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Income from continuing
       operations                $218,000
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) to common
       shareholders               (10,250)        7,761,385        $0.00
     (Loss) from discontinued
       operations                (198,000)        7,761,385        (0.03)
                                ---------                          -----
     (Loss) available to
       common stockholders
       - basic earnings per
         share                   (208,850)        7,761,385       $(0.03)
                                                                 =========
     Effect of dilutive
       securities:

       Options                        -                -
                                ---------        ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share              $(208,850)        7,761,385        $(0.03)
                                =========        ==========      =========


                               For the Three Months Ended September 30, 1998
                                 ------------------------------------------
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount
                               -----------      -------------    ---------
     Loss from continuing
       operations             $(4,620,000)
     Less preferred stock
       dividends                 (228,850)
                                ---------
     (Loss) to common
       shareholders            (4,848,850)        7,733,299       $(0.63)
     (Loss) from discontinued
       operations              (7,969,000)        7,733,299        (1.03)
                                ---------                           ----
     (Loss) available to
       common stockholders
       - basic earnings per
         share                (12,817,850)       7,761,385        $(1.66)
                                                                 =========
     Effect of dilutive
       securities:

       Options                        -              -
                                ---------       ----------
     (Loss) available to
       common stockholders
       - diluted earnings
         per share           $(12,817,850)       7,761,385        $(1.66)
                                =========       ==========       =========

   During 1999, the Company had 747,500 shares of Series A convertible preferred stock (entitled to a 9% per share cumulative dividend) and 404,414 shares of Series B convertible preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock. The convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. The Series A and Series B convertible preferred stock were still outstanding at September 30, 1999.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                            Overview

Following the Company's acquisition of TransPacific Environmental, Inc. ("TPE") in November 1997, the Company's focus shifted from agribusiness and land planning to biomass. Subsequently, in September 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management of California, Inc. ("Waste Management"). In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently the Board of Directors approved the Company's name change effective August 31, 1998, and subsequently, on December 22, 1998, adopted the Plan of Discontinued Operations (the "Plan"), pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by November 30, 1999, and focus on its solid waste transportation and biomass activities.

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

               Results of Continuing Operations

Revenues:

The Company's revenues from continuing operations for the nine-months ended September 30, 1999, reflect principally its biomass activities and waste transport revenue, while revenues for the nine-months ended September 30, 1998, reflect only biomass activities as the waste transport contract did not commence until October 1998.

Revenues for the three-months ended September 30, 1999, were $1,965,000 up 147% from $794,000 for the comparable three-month period ended September 30, 1998, resulting in net income from continuing operations of $218,000 compared to a loss of $4,620,000 for the comparable prior three-month period. Overall, revenues for the nine-months ended September 30, 1999, of $5,869,000 were up substantially (207%) from $1,911,000 for the nine-months ended September 30, 1998. This resulted in a net loss from continuing operations of $363,000 for the nine-months ended September 30, 1999, as compared to a net loss of $5,601,000 the comparable prior nine-month period.

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

Cost of Revenues:

Cost of revenues for the three-months ended September 30, 1999, were $1,437,000, compared to $1,331,000 for the comparable three-months ended September 30,1998. This resulted in a gross profit from operations for the three-months ended September 30, 1999, of $528,000, compared to a $537,000 loss the comparable prior three-month period ended September 30, 1998. Cost of revenues of $4,539,000 for the nine-month ended September 30, 1999, were up $2,129,000(88%) from the comparable nine-months period ending September 30, 1998, mainly due to the implementation of the waste transport agreement, which was not in effect in the prior periods, and from internal growth in biomass activities. This resulted in a gross profit from operations of $1,330,000 for the nine-months ended September 30, 1999, compared to a loss of $499,000 for the nine-months ended September 30, 1998.

General and Administrative Expenses:

For the three-month period ending September 30, 1999, total general and administrative expenses were $652,000 down 65% from $1,877,000 for the comparable three-month period ending September 30, 1998. For the nine-months ended September 30, 1999, total general and administrative expenses of $1,512,000 were down $1,432,000 (48%) from the comparable nine-month period ending September 30, 1998. The decrease is primarily due to additional cost reduction related to the Company's plan of discontinued operations.

Change in Estimated Remediation Costs:

During the quarter ended June 30, 1999, independent experts determined that the Company's contingent liability for remediation costs, related to real estate sold in 1998, was excessive and accordingly a $400,000 adjustment was recorded.

Interest Expense, Net of Interest Income:

For the three-months ended September 30, 1999, interest expense, net of interest income, was $193,000 as compared to $355,000 for the comparable three-months ending September 30, 1998, the decrease attributed to the sale of the Company's non-interest bearing $10 million note and the retirement of over $5 million of debt during the third quarter. For the nine-months ended September 30, 1999, interest expense, net of interest income of $1,104,000 increased $569,000 (106%) from the comparable nine-month period ending September 30, 1998, due to the additional accrual of interest related to a $5,025,000 note payable, and the Company's election not to accrue $300,000 of imputed interest income for the second and third quarters, 1999, on its $10 million promissory note, due to the sale of that note in the third quarter.

Gain or Loss on Sales of Assets:

For three-months ended September 30, 1999, the company realized a net gain from the sale of assets of $535,000, primarily as a result of the sale of its $10 million note receivable, compared to a loss of $88,000 for the three-months ended September 30, 1998. For the nine-months ended September 30, 1999, the net gain is $523,000 compared to a $366,000 net loss for the comparable prior period, the prior period loss related to the liquidation of non-core assets pursuant to the Company's plan of discontinued operations.

Income <Loss> from Continuing Operations:

For the three-months ended September 30, 1999, income from continuing operations was $218,000 as compared to a loss of $4,620,000 for the comparable three-months ending September 30, 1998, and for the nine-months ended September 30, 1999, the loss from continuing operations of $363,000 as compared to a loss of $5,601,000 for the comparable nine-month period ending September 30, 1998. The disparity between the respective 1999-1998 periods is almost exclusively related to charges incurred in 1998 related to the Company's plan of discontinued operations.

          Results of Discontinued Operations:

For the three and nine-months ended September 30, 1999 results from discontinued operations reflected a loss of $198,000, primarily from ongoing carrying costs that exceeded the original estimate, as compared to a loss of $7,969,000 and $9,959,000 for the comparable three and nine-month periods ending September 30, 1998, mainly due to the accrual in 1998, of operating losses for discontinued operations and losses related to the disposal of operations related thereto

            Liquidity and Capital Resources:

The Company's overall financial condition as of September 30, 1999, as compared to December 31, 1998, has improved considerably, principally due to the sale of an $10 million, non-interest bearing note receivable (carried on the financial statements at $8 million), which retired over $5 million of long-term debt and improved working capital. Moreover, management believes that with the continued growth of waste transportation and biomass, financed by the continued liquidation of assets from discontinued operations, the Company's condition is likely to improve further during 1999. Total assets have decreased 30% to $19.5 million, due principally to the sale of TPE's tree maintenance operations in March for $885,000 and the sale of the $10 million note which had the effect of reducing total liabilities 39% to $12.2 million. The net effect, overall, resulted in shareholders' equity decreasing 7.1% to $7.3 million.

The Company's current ratio improved to 1.73 at September 30, 1999, from 1.38 at December 31, 1998, primarily due to the reduction of current debt due to the $10 million note sale. Despite the loss for the nine-months ending September 30, 1999, liquidity is improved from December 31, 1998, and is expected to continue to improve as a result of the following: (i) management of cash flow; (ii) the Company has had adequate lines of credit in the past from various financing sources to fund its capital equipment requirements, and expects its credit lines to be sufficient to meet the requirement of existing and future contracts. Additional equipment financing has been arranged for pending new transport contracts expected to commence in December 1999; (iii) in September the Company entered into an agreement to sell it's remaining 560-acre vineyard property for $4.0 million. The transaction, expected to close in December, will retire $2.0 million debt with the remaining proceeds flowing to the Company; and (iv) during the fourth quarter, the Company expect to finalize an agreement to spin-off its remaining discontinued operations to a third-party, the objective being to eliminate those non-core assets, which is consistent with the Company's plan of discontinued operations.

The Company believes that the combination of the completed and pending $12.0 million of asset liquidations, and the financing for equipment that will be needed for additional growth, are sufficient to meet its liquidity requirements for fiscal 1999.

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

Item 2.  Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock and on its Series B Preferred Stock. The total amount of dividend arrearages on the Series A 9% Preferred Stock and on the Series B Preferred Stock was $840,938 and $511,517, respectively.

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


Date:  November 15, 1999                        USA Biomass Corporation
       ------------------                       -----------------------

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