Form 10-Q/A
period 1998-12-31
USA BIOMASS CORP
filed 2000-04-14
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


(MARK ONE)

     [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED _________________


                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 1998 TO DECEMBER 31, 1998



                         Commission File Number 0-17594


                             USA Biomass Corporation
             (Exact name of registrant as specified in its charter)


               DELAWARE                               33-0329559
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      7314 SCOUT AVENUE, BELL GARDENS, CALIFORNIA         90201
      (Address of principal executive offices)          (Zip Code)

                                (562) 928-9900
             (Registrant's telephone number, including area code)


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

                    PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



Introduction

     The consolidated financial statements have been prepared by USA Biomass Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclo-sures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended August 31, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

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

        Statements of Cash Flows   . . . . . . . . . . . . . . . .  F-11

     Notes to the Financial  Statements . . . . . . . . . . . . . . F-15

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                         Consolidated Balance Sheets
                     December 31, 1998 and August 31, 1998

                            (Amounts in Thousands)

                                    ASSETS

                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Current assets:

  Cash and equivalents                                    $767          $828

  Accounts receivable                                      526           336

  Due from officers and directors                          --            914

  Income taxes recoverable                                 293           293

  Other current assets                                     423           168

  Net current assets of discontinued
   operations                                            8,338         7,399
                                                    -----------   -----------
     Total current assets                               10,347         9,938

Property and equipment, net                              9,104         3,795

Note receivable, noncurrent                              6,462         7,250

Other assets                                               128            30

Intangible assets, net                                     442          458
                                                    -----------   -----------
Total assets                                           $26,483       $21,471
                                                    ===========   ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             USA Biomass Corporation
                      (Formerly AMCOR Capital Corporation)

                           Consolidated Balance Sheets

                      December 31, 1998 and August 31, 1998

                             (Amounts in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Current liabilities:
  Accounts payable:
   Officers and directors                                  --            $90
   Others                                               $1,944         1,266
  Payroll taxes payable                                    891         1,065
  Accrued remediation costs                                507           507
  Line of credit                                           875           250
  Payable to affiliates                                    521
  Notes payable:
    Related parties                                      2,268         1,867
    Other                                                  979           837
  Capitalized lease obligations                            682           360
  Income taxes payable                                     335             3
  Accrued interest                                         284           163
                                                    -----------   -----------
     Total current liabilities                           9,286         6,408

Notes payable, net of current portion:
   Related parties                                         597         1,196
   Officers and directors                                  --            955
   Other                                                 6,262           471
Capitalized lease obligations, net of current
 portion                                                 3,516           932
Net noncurrent liabilities of discontinued
 operations (Note 3)                                       --          2,654
                                                    -----------   -----------
Total liabilities                                       19,661        12,616

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

                            (Amounts in Thousands)

               LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED

                                                    (Unaudited)
                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------
Shareholders' equity:

  Preferred Stock (2,000,000 shares authorized):

   Series  A, 9%  Convertible  Preferred  Stock,
   $0.01  par  value;  cumulative nonvoting,
   $7,475,000  aggregate  liquidation  preference;
   812,500  shares authorized, 747,500 shares
   issued and outstanding.                                  $7            $7

   Series  B,  6%  Convertible  Preferred  Stock,
   $0.01 par  value;   cumulative nonvoting,
   $4,044,140  aggregate  liquidation  preference;
   750,000  shares authorized, 394,414 shares
   issued and outstanding.                                   4             4

   Common  stock,  $0.002 par value;  25,000,000
   shares  authorized,  7,761,385 shares issued,
   7,737,135 shares outstanding at December 31,
   and August 31, 1998.                                     16            16

   Additional paid-in capital                           21,970        21,970
   Accumulated earnings (deficit)                      (15,057)      (13,024)
   Treasury stock, at cost (24,250) common shares
    at December 31 and August 31, 1998)                   (118)         (118)
                                                    -----------   -----------
      Total shareholders' equity                         6,822         8,855
                                                    -----------   -----------
   Total liabilities and shareholders' equity          $26,483        $21,471
                                                    ===========   ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                     Consolidated Statements of Operations
              For the Four Months Ended December 31, 1998 and 1997

                            (Amounts in Thousands)


                                                    (Unaudited)    (Unaudited)
                                                         1998          1997
                                                    -----------   -----------

Revenues                                                $2,025          $406

Costs and expenses:
  Cost of revenues                                       1,694           634
  General and administrative expenses                    1,153           678
  Other expense                                              4           --
  Interest expense, net of interest income                 389            86
                                                    -----------   -----------
                                                         3,240         1,398
                                                    -----------   -----------
Loss from continuing operations
 before income taxes                                    (1,215)         (992)
(Expense)/benefit from income taxes                         (3)          334
                                                    -----------   -----------
Loss from continuing operations                         (1,218)         (658)
                                                    -----------   -----------
Discontinued operations:
  Loss from disposal of discontinued asset                 815           --
  Income from discontinued operations                      --             12
                                                    -----------   -----------
Net loss                                               $(2,033)        $(646)
                                                    ===========   ===========



Loss from continuing operations per common
 share, basic and diluted                               $(0.20)       $(0.12)
                                                        ======        ======
Net loss per common share,
 basic and diluted                                      $(0.31)       $(0.12)
                                                        ======        ======






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                     Consolidated Statements of Operations
              For the Three Months Ended December 31, 1998 and 1997

                            (Amounts in Thousands)


                                                        (Unaudited)  (Unaudited)
                                                           1998          1997
                                                          -------       -------

Revenues                                                  $ 1,714       $   361

Costs and expenses:
  Cost of revenues                                          1,315           304
  General and administrative expenses                         857           437
  Other (income) expense                                      (93)           --
 Interest expense, net of interest income                     430            60
                                                          -------       -------
                                                            2,509           801
                                                          -------       -------
Loss from continuing operations
 before income taxes                                         (795)         (440)
(Expense) Benefit from income taxes                            (3)          147
                                                          -------       -------
Loss from continuing operations                              (798)         (293)
                                                          -------       -------
Discontinued operations:
  Loss from disposal of discontinue asset                     815            --
  Income from discontinued operations                          --             6
                                                          -------       -------
Net loss                                                  $(1,613)      $  (287)
                                                          =======       =======



Loss from continuing operations per common
 share, basic and diluted                                 $ (0.24)      $ (0.06)
                                                          =======       =======
Net loss per common share,
 basic and diluted                                        $ (0.35)      $ (0.06)
                                                          =======       =======








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

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

              Consolidated Statements of Shareholders' Equity
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                       Series A       Series B
                                      Preferred      Preferred         Common
                                        Shares         Shares          Shares
                                      ----------     ----------      ----------
Balance, August 31, 1997                      --        404,414       7,172,974
Issuance of Series A
   9% Convertible
   Preferred Stock                       747,500             --              --
Shares issued upon
   exercise of options                        --             --          31,250
Shares issued in
   payment of debt                            --             --          14,927
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                        --             --         406,109
Shares issued in
   settlement of
   litigation                                 --             --         144,000
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                                   --             --              --
Treasury shares
   acquired                                   --             --              --
Shares reacquired
   and retired                                --             --          (7,875)
Series A Preferred
   Stock dividends                            --             --              --
Net loss                                      --             --              --
                                      ----------     ----------      ----------
Balance, August 31, 1998                 747,500        404,414       7,761,385

Share cancellation                            --        (10,000)             --
Net loss                                      --             --              --
                                      ----------     ----------      ----------
Balance, December 31, 1998               747,500        394,414       7,761,385
                                      ==========     ==========      ==========


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

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)




                                             Common      Series A     Series B
                                            Treasury     Preferred    Preferred
                                             Shares        Shares       Shares
                                            -------       -------      -------

                                                          (Amounts in Thousands)
Balance, August 31, 1997                         --            --      $     4
Issuance of Series A
   9% Convertible
   Preferred Stock                               --       $     7           --
Shares issued upon
   exercise of options                           --            --           --
Shares issued in
   payment of debt                               --            --           --
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                           --            --           --
Shares issued in
   settlement of
   litigation                                    --            --           --
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                                      --            --           --
Treasury shares
   acquired                                 (24,250)           --           --
Shares reacquired
   and retired                                   --            --           --
Series A Preferred
   Stock dividends                               --            --           --
Net loss                                         --            --           --
                                            -------       -------      -------
Balance, August 31, 1998                    (24,250)            7            4

Share cancellation                               --            --           --
Net loss                                         --            --           --
                                            -------       -------      -------
Balance, December 31, 1998                  (24,250)      $     7      $     4
                                            =======       =======      =======

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

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

                            (Amounts in Thousands)


                                                        Treasury      Additional
                                           Common        Common        Paid-in
                                            Stock         Stock         Capital
                                          --------      --------       --------

Balance, August 31, 1997                  $     14            --       $ 14,242
Issuance of Series A
   9% Convertible
   Preferred Stock                              --            --          6,162
Shares issued upon
   exercise of options                          --            --             62
Shares issued in
   payment of debt                              --            --             71
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                           1            --          1,195
Shares issued in
   settlement of
   litigation                                   --            --             83
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                                     --            --            188
Treasury shares
   acquired                                     --      $   (118)            --
Shares reacquired
   and retired                                  --            --            (33)
Series A Preferred
   Stock dividends                              --            --             --
Net loss                                        --            --             --
                                          --------      --------       --------
Balance, August 31, 1998                        16          (118)        21,970

Share cancellation                              --            --             --

Net loss                                        --            --             --
                                          --------      --------       --------
Balance, December 31, 1998                $     16      $   (118)      $ 21,970
                                          ========      ========       ========

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

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

         Consolidated Statements of Shareholders' Equity, Continued
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

                               (Amounts in Thousands)


                                                   Accumulated
                                                 Earnings(Deficit)       Total
                                                 ----------------      --------
Balance, August 31, 1997                             $  3,259          $ 17,520
Issuance of Series A
   9% Convertible
   Preferred Stock                                         --             6,169
Shares issued upon
   exercise of options                                     --                63
Shares issued in
   payment of debt                                         --                71
Shares issued for the
   acquisition of
   TransPacific
   Environmental, Inc.                                     --             1,196
Shares issued in
   settlement of
   litigation                                              --                83
Options on Common
   Stock granted to
   nonemployees for
   consulting and other
   services                                                --               188
Treasury shares
   acquired                                                --              (118)
Shares reacquired
   and retired                                             --               (33)
Series A Preferred
   Stock dividends                                       (497)             (497)
Net loss                                              (15,786)          (15,786)
                                                     --------          --------
Balance, August 31, 1998                              (13,024)            8,855

Share cancellation                                         --                --
Net loss                                               (2,033)           (2,033)
                                                     --------          --------
Balance, December 31, 1998                           $(15,057)         $  6,822
                                                     ========          ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)
                  Consolidated Statements of Cash Flows

              For the Year Ended August 31, 1998 and the Four Months ended December 31, 1998 (Unaudited)
                           (Amounts in Thousands)


                                                       December 31,   August 31,
                                                           1998         1998
                                                         --------     --------
Cash flows from operating activities:
 Net income (loss)                                       $ (2,033)    $(15,786)
 Add loss (deduct income) from discontinued
  operations                                                   --        9,947
                                                         --------     --------
 Net loss from continuing operations                       (2,033)      (5,839)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                              285          358
   Uncollectible receivables                                   15           --
   Loss on impairment of assets                                --        1,971
   Loss on sale of assets                                      --          366
   Provision for settlement expense                            --          112
   Stock options granted to nonemployees for
    consulting and other services                              --          188
 Decrease (increase) in assets, net of effect of
  acquisition of TransPacific Environmental, Inc.:
   Accounts receivable                                       (205)         (98)
   Income taxes recoverable                                    --         (293)
   Other current assets                                      (178)         710
   Due from related parties                                    --          240
   Other assets                                               (98)           3
 Increase (decrease) in liabilities,
  net of effect of acquisition of
  TransPacific Environmental, Inc.:
   Accounts payable                                           678         (401)
   Payroll taxes payable                                     (174)          88
   Income taxes payable                                        --       (1,033)
   Accrued interest payable                                   121         (182)
   Deferred taxes                                              --          (56)
   Payable to affiliates                                      (11)          --
                                                         --------     --------

 Net cash used in operating
  activities of continuing operations                        (664)      (3,866)
 Net cash used in operating
  activities of discontinued operations                      (406)      (6,105)
                                                         --------     --------
Cash used in operating activities                          (1,675)      (9,971)
                                                         --------     --------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

              Forthe Year  Ended  August  31,  1998 and the  Four  Months  ended
                 December 31, 1998 (Unaudited)




                                                       December 31,  August 31,
                                                           1998        1998
                                                         -------    -------
Cash flows provided by (used in)
 investing activities:
 Purchases of property and equipment                     $  (166)   $  (143)
 Sales of property and equipment                              --        101
 Acquisition of TransPacific Environmental, Inc.,
  net of cash acquired                                        --       (398)
                                                         -------    -------
Net cash used in investing
 activities of continuing operations                        (166)      (440)
Net cash provided by investing
 activities of discontinued operations                        --      4,199
                                                         -------    -------
Cash provided by (used in) investing operations             (166)     3,759
                                                         -------    -------
Cash flows provided by (used in) financing activities:
 Proceeds from line of credit                                625        250
 Proceeds from notes and loans                             1,570      2,229
 Repayment of notes and loans                               (374)    (3,541)
 Dividends paid on Series A Preferred Stock                   --       (497)
 Acquisition of treasury shares                               --       (118)
 Net proceeds from issuance of Series A
  Preferred Stock                                             --      6,169
 Purchase and retirement of common stock                      --        (33)
 Exercise of stock options                                    --         62
                                                         -------    -------
Net cash provided by financing activities
 of continuing operations                                  1,781      4,521
Net cash provided by (used in) financing
 activities of discontinued operations                        --      2,339
                                                         -------    -------
Cash provided by financing activities                      1,781      6,860
                                                         -------    -------
Net increase (decrease) in cash                              (60)       648

Cash and equivalents at beginning of year                    828        180
                                                         -------    -------
Cash and equivalents at end of year                      $   767    $   828
                                                         =======    =======

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

                           USA Biomass Corporation
                     (Formerly AMCOR Capital Corporation)

                  Consolidated Statements of Cash Flows
              For the Year Ended August 31, 1998 and the Four
                 Months ended December 31, 1998 (Unaudited)

              Supplemental Disclosures of Cash Flow Information


                                                December 31,      August 31,
                                                   1998             1998
                                                 --------         --------
Cash paid during the year for:
  Interest:
   Continuing operations                         $    189         $    838
   Discontinued operations                            384              521
                                                 --------         --------
                                                 $    573         $  1,359
                                                 ========         ========
  Income taxes                                         --          332,589
                                                 ========         ========






                           Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations



Assets acquired (disposed of) in non-cash transactions:
  Assets acquired                                      5,486,636    $ 1,141,225
  Receivables from related parties incurred            2,905,733        815,184
  Capital lease obligations incurred                   2,580,903       (727,610)
  Liabilities incurred                                        --       (413,615)
  Liability to officer incurred                               --       (815,184)

Satisfaction of debt through issuance of stock:
  Liabilities satisfied                                       --    $    70,899
  Common stock issued                                         --        (70,899)





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

                             USA Biomass Corporation
                      (Formerly AMCOR Capital Corporation)

                      Consolidated Statements of Cash Flows

                 For the Year Ended August 31, 1998 and the Four
                   Months ended December 31, 1998 (Unaudited)





                           Supplemental Schedule of
     Non-Cash Investing and Financing Activities of Continuing Operations,
                                 Continued


                                                    December 31,   August 31,
                                                         1998          1998
                                                    -----------   -----------

Settlement liability and related party receivable:
 Liability to estate of former officer incurred          --       $  (283,388)
 Receivable from related party incurred                  --           283,388


Purchase of all the capital stock of TransPacific
 Environmental, Inc.:

 Fair value of assets acquired                           --       $ 2,260,933
 Cash paid                                               --          (411,207)
 Common stock issued                                     --        (1,195,842)
                                                         --       -----------
 Liabilities assumed                                     --       $  (653,884)
                                                         --       ===========


Included in the net liabilities assumed were the following operating assets and liabilities:

Cash                                                     --       $    13,053
Accounts receivable                                      --           116,235
Other current assets                                     --            48,531
Other assets                                             --             2,230
Accounts payable                                         --          (679,283)
Notes payable                                            --          (154,650)







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

During the year ended August 31, 1998, the Company changed its name from AMCOR Capital Corporation to USA Biomass Corporation.

In January 1999, the Company's Board of Directors elected to change the Company's year end to December 31.

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

     Intangible Assets

Intangible assets include licenses and agreements, customer lists, and contracts. Intangible assets are amortized using the straight line method over a period of 10 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future operating cash flows on an undiscounted basis.

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

     Significant Accounting Policies Specific to Discontinued Operations

     Revenue Recognition

Revenues from the Company's discontinued agribusiness and real estate operations are generated through management service and development fees charged to various partnerships engaged in agribusiness and real estate. Management service fee income, primarily due from affiliates, is recognized when contractually due, which approximates the time that services are performed. Crop sales, other farm income and real estate sales, are recognized by the accrual method at the time of sale.

     Inventories - Real Estate

All direct and indirect costs of real estate development are accumulated and valued at the lower of cost or net realizable value.

     Investment

The Company uses the equity method of accounting for its 50% investment interest in PS III Farms, LLC, an Oregon limited liability company.

3.   Discontinued Operations

On December 22, 1998, the Company adopted a formal plan to discontinue its agri-business and real estate operations and to sell the related assets and assign related liabilities in order to focus on its biomass and waste transportation segments. The Company plans to dispose of its agribusiness and real estate operations by November 30, 1999. As a result, the financial statements of the Company reflect the net assets and operating results of the agribusiness and real estate segments as discontinued operations.

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

5.   Note Receivable

The note receivable at December 31, 1998, resulted from sale of a portion of the Company's discontinued operations. In August 1999, the Company sold this note. The terms of this sale provide for the Company to receive up to an additional $500,000 if the note is paid by August 2000. This amount decreases monthly until July 2002. If the note is paid after July 2002, the Company will not realize any additional amounts. Any additional amounts received will be recorded as income when received.

5.  Deferred Income Taxes


The components of the provision for income taxes are as follows:

                                                    (Amounts in Thousands)


                                                    December 31,    August 31,
                                                        1998          1998
                                                    -----------   -----------

Current tax expense (benefit):
  Federal                                                     --    $   (996)
  State                                                 $      3           3
                                                        --------    --------
                                                               3        (993)
                                                        --------    --------
Deferred tax expense (benefit):
  Federal                                                     --        (240)
  State                                                       --         184
                                                        --------    --------
                                                              --         (56)
                                                        --------    --------
Total provision (benefit)                               $      3    $ (1,049)
                                                        ========    ========


Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:

                                                       December 31,  August 31,
                                                            1998        1998
                                                        --------    --------
U.S. federal statutory income tax rate                     (34.0)%      34.0%
State tax provision                                          0.3        (0.7)
Nondeductible writedowns related to
 discontinued operations                                    (2.7)
Other                                                         --        (1.0)
Change in valuation allowance                               34.0       (23.4)
                                                        --------    --------
  Effective income tax rate                                  0.3         6.2%
                                                        ========    ========

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

6.   Stock Based Compensation Plans

A summary of the activity relating to the Company's stock option plans as of December 31 and August 31, 1998, and changes during the years then ended is presented below:

                                       December 31, 1998       August 31, 1998
                                     --------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Shares      Price      Shares     Price
                                      -------    ---------   -------   --------

 Outstanding at beginning of year    1,012,883      $2.43    656,633     $1.65
 Exercised                                  --         --    (31,250)     2.00
 Granted                                    --         --    555,000      3.97
 Returned/repriced                      30,000         --   (150,000)     4.60
 Forfeited                                  --         --    (17,500)     3.14
                                    ----------      -----  ---------     -----
 Outstanding at end of year            982,883       2.43  1,012,883      2.43
                                    ==========      =====  =========     =====


The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Weighted Average
    Range of       Outstanding at      Remaining contractual   Exercisable at
 Exercise Prices December 31, 1998       Life (in Years)     December 31, 1998
 ---------------  ---------------      ---------------------   ---------------

     $1.30             87,500                     6                  87,500
      1.60            454,133                     2                 454,133
      2.00             56,250                     9                  17,102
      3.00            255,000                    10                   -
      4.00             10,000                     9                   7,500
      5.00            120,000                    10                  37,500
                  -----------                                     ---------
  1.30 to 5.00        982,883                                       603,735
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

The BSOPM was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly differ-ent from those of traded options, such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

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


                                                         1998          1997
                                                    -----------   -----------
 Net income (loss), as reported                     $(2,033,064)    $(658,000)
 Net income (loss), pro forma                       $(2,069,014)    $(663,125)
 Basic earnings (loss) per share, as reported            $(0.31)       $(0.12)
 Basic earnings (loss) per share, pro forma              $(0.31)       $(0.12)

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

A summary of the activity relating to warrants as of December 31, 1998 and August 31, 1998 and changes during the periods then ended is presented below:



                                     December 31, 1998       August 31, 1998
                                     and 4 Months Ended     and 12 Months Ended
                                     December 31, 1998       August 31, 1998
                                    ---------------------  --------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                     Warrants      Price    Warrants     Price
                                     --------    --------   --------   --------

 Outstanding at beginning of year     479,500       $3.29    362,500      $1.66
 Granted                                   --          --    117,000      $1.63
                                     --------     -------   --------   --------
 Outstanding at end of year           479,500        3.29    479,500       3.29
                                     ========     =======   ========   ========



The range of exercise prices of warrants outstanding at December 31, 1998 was $2.00 to $6.67. The weighted average fair value of warrants granted during 1998 and 1997 was $3.25 and $2.08, respectively.

The following table summarizes information about warrants outstanding at December 31, 1998:


                                                                      Estimated
                              Volatility    Dividend    Risk Free       Lives
                                Factor       Yield    Interest Rates  (In Years)
- -----------------------     ----------    --------  --------------  ----------
1998 warrant grants               .032         0%        5.20%           5
1997 warrant grants           1.08 to 1.184    0%        5.34%           3

7. Income (loss) Per Common Share

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

  The computations of basic and diluted earnings per common share are as follows:

                                                    4 Months Ended  December 31,
                                                        1998          1997
                                                    -----------     -----------
Loss from continuing operations                     $(1,218,514)    $  (658,000)
Add:  dividends on preferred shares -
       declared                                               0        (168,000)
Add:  dividends on preferred shares -
       cumulative, not declared                        (297,133)              0
                                                    -----------     -----------
Loss to common shareholders                          (1,515,647)       (906,000)
Income (loss) from discontinued operations             (814,550)         12,000
                                                    -----------     -----------
Net (loss) available to common
 shareholders                                       $(2,330,197)    $  (894,000)
                                                    ===========     ===========
Weighted average shares - basic and
 diluted                                              7,737,135       7,319,507
                                                    ===========     ===========

Loss per share from continuing operations           $     (0.20)    $     (0.12)
                                                    -----------     -----------
Net (loss) per share available to common
 shareholders                                       $     (0.31)    $     (0.12)
                                                    ===========     ===========

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

8.   Amendment to Financial Statements

     The Company has amended its December 31, 1998 financial statements to reflect an increase in the loss on the disposal of an asset in discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


  Overview

Following the Company's acquisition of TransPacific Environmental, Inc. ("TPE") in November 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management of California, Inc. ("Waste Management"). In light of the Company's strategic alliance with Waste Management and related actual and potential biomass and solid waste trans- portation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998, and subsequently, on December 22, 1998, adopted a Plan of Discontinued Operations (the "Plan"), pursuant to which the Company intends to discontinue its agribusiness and land planning/development activities by December 22, 1999, and focus on its solid waste transportation and biomass activities.

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

As outlined below, the Company's overall financial condition as of December 31, 1998, as compared to August 31, 1998, has not improved, but the Company has determined that with the continued growth of waste transportation and biomass, financed by the liquidation of assets from discontinued operations, its conditions should improve considerably in fiscal 1999. Total assets have increased 32% to $28 million, due principally to the acquisition of the equipment and facility for the transportation division, while total liabilities increased 62% to $20 million due to debt related to the acquisition of the equipment and facility for the transportation division, as well as the $4 million loan obtained in December 1998. The net effect of this event resulted in shareholders' equity decreasing 11% to $8 million.

The Company's current ratio decreased to 1.25 at December 31, 1998, from 1.55 at August 31, 1998, primarily due to long term debt converting to short term.

Revenues for the three months ending December 31, 1998, of $1,714,000 were up from $365,000 for the three months ending December 31, 1997, and revenues of $2,025,000 were also up from $406,000 for the comparable four month period in 1997 due to the start-up of the transportation division, which generated $894,000 in revenue, and increased revenues in biomass. This resulted in a net loss of $1,613,000 for the three months ending December 31, 1998, compared to net loss of $646,000 for the three months ending December 31, 1997, and a net loss of $2,033,000 for the four months ended December 31, 1998, compared to a $646,000 loss in the comparable four month period in 1997.

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

For the three months ended December 31, 1998, total revenues of $1,714,000 were up $1,353,000 (374%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, total revenues of $2,025,000 were up $1,619,000 (398%) from the comparable 1997 period, mainly due to commencing the waste transport agreement ($894,000 in revenues for the three months ended December 31, 1998) and the internal growth of the Company's biomass business.

  Cost of Revenues

Cost of revenues of $1,315,000 for the three months ended December 31, 1998, increased $1,101,000 (333%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, costs of revenues of $1,694,000 increased $1,060,000 (167%) from the comparable 1997 period mainly due to the implementation of the waste transport agreement, internal growth in biomass, and the inclusion of TPE for the complete period.

In October 1998, the Company experienced a fire at its green waste processing site in Fontana. As a result of this fire, the Company experienced $75,000 in one-time only expenses related to the clean-up and the diversion of the incoming green waste to other processors to continue servicing the Company's customers, as well as a decrease in sales of $100,000 (at 20% gross margin) from October 15 through December 31, 1998. The customer representing this decrease in sales resumed diversion of its green waste to the Company in January 1999.

  General and Administrative Expenses

For the three months ended December 31, 1998, total general administrative expenses of $857,000 were up $420,000 (97%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, general administrative expenses of $1,153,000 were up $475,000 (70%) from the comparable 1997 period, mainly due to starting-up the transportation division, the addition of management personnel for future growth, and the overhead from TPE.

  Interest Expense

For the three months ended December 31, 1998, interest expense of $430,000 increased $370,000 (617%) from the comparable three month period ending December 31, 1997, and for the four months ended December 31, 1998, interest expense of $389,000 increased $303,000 (352%) from the comparable 1997 period, mainly due new debt incurred to finance the transport segment and ongoing corporate interest.

  Loss from Continuing Operations

For the three months ended December 31, 1998, loss from continuing operations of $798,000 increased $358,000 (81%) from the comparable three month period ending December 31,1998, which offset the profitability of the waste transport contract, and for the four months ended December 31, 1998, loss from continuing operations of $1,218,000 increased $560,000 (85%) from the comparable 1997 period, mainly due to the $683,000 of losses in municipal tree maintenance.

  Results of Discontinued Operations

For the three and four months ended December 31, 1998, the loss from disposal of discontinued operations increased $815,000 from the comparable three and four month period ended December 31, 1997 due to the adjustment of the net value realized on the sale of a certain asset of discontinued operations.

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

  Liquidity and Capital Resources

Despite the significant loss in the period ending December 31, 1998, liquidity at December 31, 1998, is improved from August 31, 1998. This improvement is due primarily to the reclassification of the net assets of discontinued operations as current assets, as they are expected to be liquidated within one year, and the pending sale by the Company of its municipal tree maintenance operations (which lost $638,000 in the four months ended December 31, 1998). In addition, liquidity has improved as a result of the following: (i) management of cash flow; (ii) in October 1998, the Company obtained a $5.0 million equipment lease line from a national financial institution, (about $4.1 million of this line was used to acquire 40 trucks and 16 trailers, which are being used in the solid waste transportation activities, and which are expected to be sufficient to meet the requirements of these activities for fiscal 1999); (iii) in December 1998, the Company obtained a $4 million loan collateralized by the $10 million note receivable related to the sale of the Rancho California property (the loan accrues interest at 12.25%, with interest and principal due at the time the $10 million note receivable is due and payable, and the net proceeds which were used to repay a $2.5 million note payable and to reduce accounts payable by about $1 million); and (iv) on March 6, 1999, the Company obtained a commitment to borrow an additional $1 million, collateralized by the $10 million note receivable from the same lender. However, the Company had current liabilities of $9.0 million at December 31, 1998, and $8.5 million at February 15, 1999, including delinquent payroll taxes of $1.0 million and $1.2 million at December 31, 1998, and February 15, 1999, respectively.

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

  Year 2000 Compliance

Management of the Company believes that its computerized information systems currently in use and expected to be in use prior to the year 2000 are compliant. The Company has formed a task force to assess the effect, if any, the Company may encounter in dealing with vendors and outside service entities who may have year 2000 exposure. Management does not expect that the financial impact of required modifications to the Company's systems, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On January 22, 1999, Gus Franklin and Susan Franklin ("Franklins") filed a compliant in Orange County Superior Court, Case No. 804714, seeking damages for breach of employment contract, breach of covenant of good faith and fair dealing, fraud and wrongful termination of employment in violation of public policy in connection with the termination by the Company of the Franklins' employment agreements with the Company. The Franklins are seeking damages, according to proof, including for lost salaries, cash and stock bonuses, stock options and other wages and employment benefits, together with other expenses and losses. In addition, the Franklins are seeking punitive and exemplary damages in connection with certain of the causes of action. To date, the Company has not filed an answer to the lawsuit. The Company plans to file an answer denying any wrongdoing. However, no assurances can be given with respect to the outcome of this proceeding and the effect such outcome may have on the Company.

The Company is not involved in any other pending legal proceedings, other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

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


Date: April 14, 2000                           USA BIOMASS CORPORATION

                                               /S/EUGENE W. TIDGEWELL
                                               -----------------------
                                               Eugene W. Tidgewell,
                                               Chief Financial Officer