Form 10KSB
period 1999-12-31
USA BIOMASS CORP
filed 2000-04-14
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20519

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17594

                             USA BIOMASS CORPORATION
                 (Name of small business issuer in its charter)

              DELAWARE                                      33-032959
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         7314 Scout Avenue
         Bell Gardens, California                            90201
(Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number (including area code): 562-928-9900

Securities registered under Section 12(g) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.002 par value per share
                                 Title of Class

     Check whether the issuer: (1) filed all reports required to be filed by 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement to this Form 10-KSB. [_]

The registrant's revenues from continuing operations for its most recent fiscal year were $7,644,907.

     Based on the average of bid and asked prices on March 31, 2000, the aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2000 was approximately $36,223,252.

     The number of shares outstanding of the registrant's only class of Common Stock, $0.002 par value per share, was 9,347,936 on March 31, 2000.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL SUMMARY

     USA Biomass Corporation, formerly AMCOR Capital Corporation (the "Company"), was incorporated in Delaware on March 10, 1988. The Company's consolidated operations, as of December 31, 1999, include its wholly owned subsidiaries, USA Waste Transport Inc., USA Biomass-Greenwaste, Inc., TransPacific Environmental, Inc. ("TPE") and AMCOR Biomass Farms, LLC (99% owned), all of which are continuing operations. Discontinued Operations include Sun Goddess Farms, Inc., AMCOR Properties, Inc., and Las Palomas Country Club Estates LLC, (99% owned).

DESCRIPTION OF BUSINESS

     The Company's operations at December 31, 1999 included: (i) "clean green" waste processing and recycling ("biomass") and (ii) contract waste transport services. During 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services ("Waste Management").

     During the second half of 1998, in light of the Company's strategic alliance with Waste Management and related existing and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998 and subsequently, on December 22, 1998, adopted a Plan of Discontinued Operations (the "Plan") pursuant to which the Company will discontinue its agribusiness and land planning/development operations and will focus on its solid waste transportation and biomass operations. In addition, on January 12, 1999, the Board of Directors approved a change in the Company's fiscal year end to December 31.

     Implementation of the Plan has had a material impact on the presentation of the Company's financial statements. All business activity, cash flows and net assets of these operations for the year ended August 31, 1998, the four month period ended December 31, 1998, and the year ended December 31, 1999 have been classified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value.

SOLID WASTE TRANSPORTATION

     The Company entered into two transportation service contracts with Waste Management in June 1998. Under the contracts, the Company has the exclusive right to provide transportation services from two of Waste Management's Los Angeles-area transfer stations to certain landfills. The Company began providing transportation services in October 1998. The contracts have initial terms of five years, with two automatic five-year extensions unless either party gives 180 days' prior written notice of its desire to terminate the contracts at the end of the then current term. A third contract was agreed to with Waste Management in December 1999, with terms similar to the other two contracts.

BIOMASS/RECYCLING

     "Clean green" waste is organic material in the form of plants, leaves, clippings, cuttings, trimmings of grass, weeds, shrubbery, bushes, trees, garden wastes and wood products from both commercial and residential sources, including sawdust, tree trunks, scrap lumber and untreated wooden pallets. The material received as clean green waste cannot contain more than 0.5% non-organic matter by total weight.

     The Company's clean green waste operations have been and most likely will continue to be influenced significantly by the implementation of the California Integrated Waste Management Act of 1989 (Assembly Bill 939 ("AB 939"). The provisions of AB 939 mandate, among other things, the diversion of recyclable materials from over-crowded landfills. A key element of AB 939 relates to green waste that could be processed and incorporated back into the soil or recycled in other ways. AB 939 currently mandates that California's municipalities must have a plan in place to divert 50% of all waste from landfills by the end of the year 2000.

     The Company is engaged in private green waste recycling and holds leasehold interests in a transfer station facility located in Santa Fe Springs, California and a 3-acre site in Fontana, California that is fully permitted for green waste processing. The Company receives green waste at its transfer stations from various sources including Waste Management. The Company processes and markets the green waste to various users, thereby assisting Waste Management and others in fulfilling their recycling obligations under AB 939.

     In November 1998, the Company commenced hauling green waste for the County of Los Angeles Sanitation District in connection with the County's diversion of processed material from its Puente Hills landfill. The initial contract is for a term of three years plus an option for three additional years and specifies that the Company will divert the first 100 tons per day (500 tons per week) of excess ground or processed green waste from the landfill. Pursuant to this contract, the Company has been informally presented with the opportunity to divert more than the minimum of 100 tons per day, which opportunity the Company intends to pursue as sufficient outlet markets are identified.

     The Company  receives  and  processes  green waste from  numerous  Southern
California municipalities and commercial parties. It also is a party to an operating agreement with Apollo Wood Recovery, Inc., to process wood for boiler fuel (electricity generation) and fiberboard at the Company's site in Fontana, California. The Company is exploring the acquisition of a company engaged in the composting of organic fertilizer.

     In March 2000, the Company acquired American Waste Transport, (AWT), a private San Diego County-based waste transport and green waste recycling firm. AWT has operations that mirror the Company's in San Diego County, with some overlap in Los Angeles and Orange counties. AWT's revenues for the year ended December 31, 1999, approximate $14 million.

     Presently, there appears to be an abundant supply of green waste available due primarily to the large volume produced in Southern California and the implementation of AB 939. The Company believes there is a good economic incentive to take all of the green waste that is offered, particularly as landfill "tipping fees" ranging from $16 to over $27 per ton tend to establish the market. The challenge is to identify and secure end-markets for the incoming green waste, which historically have included fertilizer production facilities, boiler fuel (for electricity generation) and fiberboard production facilities.

     The Company owns 710-acres of undeveloped land located in the Coachella Valley, which we plan to use as a land-application/biomass depository for our continuing green waste operations.

DISCONTINUED OPERATIONS - AGRIBUSINESS

     Historically, we engaged primarily in agribusiness, principally growing, processing and marketing fresh table grapes in Southern California's Coachella Valley. We also received management and/or development fees and income from packing and cold storage services that we provided for some of our affiliated partnerships and third parties. We leased an 80,000-square foot packing and cold storage plant, which we previously used as our headquarters in the Coachella Valley.

     Although we were one of the largest producers and shippers of "early market" table grapes that are harvested from early May through June and typically command premium prices, increased competition from Mexico, which has a
microclimate   similar  to  the

Coachella Valley, had created supply/price uncertainty in the early table grape market. Consequently, the Plan provided for the complete divestiture of the Company's agribusiness operations, which was completed by December 31, 1999 except for the Company's investment in an Oregon farmland joint venture.

     The Company's investment in the Columbia River Basin of eastern Oregon includes a 50% ownership interest in a joint venture that owns a 6,000-acre irrigated potato and grain farming operation, together with certain Columbia River water rights. We are currently negotiating to sell our 50% interest in the potato and grain farm to our joint venture partner, who operates that property under a lease that would have terminated September 30, 1999, but which has been extended for an additional five years.

DISCONTINUED OPERATIONS - LAND PLANNING/DEVELOPMENT

     The Company traditionally was engaged primarily in agribusiness, with additional revenues derived from partnership management, including real estate development partnerships. Some of these partnerships owned land that was once used for farming and ultimately became suitable for development. Other partnerships were formed solely to acquire, plan and develop land.

     During fiscal 1996, the Company began a major subdivision/golf course project located southeast of San Antonio, Texas. The Company, under contract with a partnership managed by the Company in 1997, completed development of a golf course at the project. On behalf of the Partnership, the Company developed and manages the 1,300-lot subdivision and golf course. In February 2000, the golf course was sold through foreclosure.

     Due to disappointing sales activity, the Plan contemplated the sale of the entire project in a "bulk sale" transaction and, in that regard, the Company, in early 1999, wrote down its cost of the project to estimated net realizable value plus any costs incurred to carry the project through liquidation. This resulted in a charge of $5,306,244 to its fiscal 1998 financial statements to reflect this write-down. In March 1999, the Company entered into an agreement to sell the project for $11.5 million. However, the buyer did not close the transaction. In the fourth quarter of 1999, the Company transferred (including related liabilities) its interest in the project to AMCOR Financial Corporation ("AFC"), a then wholly owned subsidiary of the Company.

     In January 2000, the Company distributed to its common and Series A Preferred shareholder, all of its shares in AFC. The Company has disputes with AFC regarding the nature and amount of assets and liabilities transferred to AFC. Further, all of the regulatory requirements related to the distribution of the AFC shares to the Company's shareholders may not have been satisfied.

     During the four months ended December 31, 1998, the year ended December 31, 1999, and the first quarter of 2000, the Company disposed of certain assets of the discontinued operations at amounts less than initially anticipated. Further, the current appraised value of certain of the remaining assets has declined from the values used in estimating the disposal loss at August 31, 1998.

     In 1999, the Company managed approximately 15 limited partnerships, down from over 120 in 1991. The partnerships own two Southern California parcels owned by one partnership, as well as a 173-acre property located outside Houston owned jointly by two other partnerships. These partnerships are in the process of terminating.

COMPETITION

     The foundation of the Company's continuing solid waste transportation activities is exclusive transport contracts with Waste Management, the largest waste hauler in the country. The contracts include two transfer stations. The first is located in Carson, California, with a permitted capacity of over 5,000 tons per day, and is reported to be one of the largest in the country. The other transfer station is in South Gate. In December 1999 an additional contract was negotiated for the transport of biomass from Waste Management's Sunset Environmental transfer station in Orange County. Due to the exclusive nature of these contracts and the five-year term and two five-year options to extend, the Company does not expect to be confronted with any significant competition for these three transfer stations for as long as 15 years, provided that the Company satisfactorily discharges its contractual responsibilities. The Company intends to bid on future solid waste transportation contracts for Waste Management and other waste companies as they become available, which could provide the Company with significant growth opportunities in the future.

     In the large Southern California market, there are three principal providers of contract waste transport services -- STS Transportation, American Waste Transport, and USA Biomass Corporation. In March 2000, American Waste Transport ("AWT"), with annual revenues of $14 million, was acquired by USA Biomass. AWT has major contracts with Waste Management, Republic Services and Allied Waste, as well as extensive green waste operations. Combined, the two companies have a contractual backlog exceeding $350 million. Revenues for 2000 are expected to be $25 million, and will provide the Company with the dominant share of this market.

     The Company's clean green waste operations provide alternatives to landfill disposal and are part of the non-hazardous waste recycling industry. The Company believes that successful entry into the green waste industry, on a volume basis, requires that the Company identifies and contracts with multiple end-users for the recycled product. The industry is dominated by several large national waste management companies and numerous regional and local companies, all of which contribute to the significant, somewhat fragmented, competition that characterizes the industry, many having much greater financial and operational resources, and more established market positions, than the Company. The Company believes that its recent strategic alliance with Waste Management, and its expanded market share gained with the AWT acquisition, will help insulate the Company from external competition and provide a reliable supply of biomass to support the Company's green waste operations.

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

BUSINESS STRATEGY

     The Company continues to manage and expand its solid waste transportation and biomass businesses. The Company's present business strategy includes: (i) expansion of its contractual relationships with Waste Management and other waste haulers, and (ii) growth of its green waste processing and recycling business as additional markets are generated, both internally and through acquisitions.

EMPLOYEES

     As of December 31, 1999, the Company, together with its subsidiaries, had 108 full-time employees, including 10 in administration and 98 in biomass operations. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. However, the Company is presently in negotiations with a local of the Teamsters Union pursuant to an election to organize held in April 1999. The Teamsters have a one-year contract with the truck drivers of AWT, which was acquired in March 2000. The Company believes that in spite of the historically low unemployment rate in Southern California, there is an adequate supply of the type of labor needed to staff the Company's expanding solid waste transportation and biomass operations.

ITEM 2. DESCRIPTION OF PROPERTY

     On December 31, 1998, the Company acquired a 4-acre industrial parcel located in Bell Gardens, California, which includes a 40,000 square-foot equipment maintenance facility and a separate 2,400 square-foot office building used as the base for the Company's transportation operations. During 1999, the Company officially relocated its headquarters to the Bell Gardens facility. Its address is 7314 Scout Avenue, Bell Gardens, CA 90201.

     The Company's biomass operations are based in two locations, the first being a 1.75-acre site in Santa Fe Springs, California, which we lease for $54,000 annually. This site also serves as a green waste transfer station pursuant to a Conditional Use Permit from the City of Santa Fe Springs. The second location is a fully permitted green waste transfer and processing facility on a 3-acre site in Fontana, California, which we lease for $42,000 annually.

ITEM 3. LEGAL PROCEEDINGS

     In December 1997, a judgment was entered against the Company and two of its officers, who are also shareholders. The Company has filed an appeal of this judgment.

     On April 5, 2000, a bank filed a lawsuit against the Company related to a deficiency pertaining to real property the bank foreclosed on in Texas. The Company intends to vigorously defend against this lawsuit and believes that it has recorded its liability related thereto on its financial statements. The Company does not expect that this matter will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Company's Common Stock has traded in the over-the-counter market since 1989 and is currently trading on the NASDAQ SmallCap Market. Set forth below are the high and low bid prices of the Common Stock during each quarter of calendar 1998 and 1999, as reported by a member firm of the National Association of Securities Dealers, Inc. that affects transactions in NASDAQ SmallCap Market stocks and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                Stock Prices
                                       -------------------------------
                                        High                      Low
                                       ------                    -----
FISCAL 1998
         First Quarter               $  5.375                  $ 4.1875
         Second Quarter                 5.313                    4.125
         Third Quarter                  5.187                    4.125
         Fourth Quarter                 4.938                    2.378

FISCAL 1999
         First Quarter               $  2.875                  $ 1.438
         Second Quarter                 2.375                    1.375
         Third Quarter                  2.00                     1.189
         Fourth Quarter                 4.50                     1.125

-------------------------------------------------------------------------------


     At March 31, 2000, there were approximately 3,280 stockholders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

     In January 1998, the Company issued an aggregate of 31,250 shares of Common Stock in exchange for $62,000 upon the exercise of options issued under the Company's 1994 Non-Qualified Stock Option Plan.

     In January 1998, the Company issued 3,938 shares of Common Stock in exchange for the cancellation of a 5% note payable to a non-affiliate in the principal amount of $15,816.88.

     In December 1998, the Company issued an aggregate of 11,507 shares of Common Stock to two non-affiliated holders of 12% notes in lieu of an interest payment of $55,376.71.

     In January 1999, the Company issued 22,151 shares of Common Stock in payment of interest to two holders of 12% notes.

     In November 1999, the Company issued 149,407 shares of Common Stock in exchange for the cancellation of a $410,869, 8% note payable to an employee.

     In November 1999, the Company issued 290,799 shares of Common Stock in exchange for the cancellation of 12% notes aggregating $954,234 to various private parties.

     In November 1999, the Company issued 89,170 shares of Common Stock in exchange for the cancellation of two 5% notes aggregating $267,461 to two private parties.

     In November 1999, the Company issued 422,883 shares pursuant to Options outstanding to two officers in exchange for the offset of $676,613 of notes owed to the Officers by the Company.

     In December 1999, the Company issued 12,000 shares to a creditor in exchange for the cancellation of $41,297 owed by the Company.

     In December 1999, the Company issued 100,000 shares pursuant to Options held by an employee in the amount of $200,000.

     In December 1999, the Company issued 50,000 shares pursuant to Options held by a former employee in consideration for $65,000, in the form of a note receivable.

     In December 1999, the Company issued 12,500 shares to two consultants pursuant to Options for a total consideration of $37,500 in the form of a note receivable.

     In December 1999, the Company exchanged 591,625 shares of Common Stock for 394,414 shares of its Series B Preferred Stock valued at $3,944,140.

The issuances of the Company's Common Stock in the above referenced transactions were affected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1997, the Company entered the biomass business, and in 1998 entered into a strategic alliance with Waste Management resulting in a long-term contractual relationship for the transport of solid waste. Prior to 1999, as described above, the Company was engaged in agribusiness and real estate/land planning and development. In December 1998, the Company's Board of Directors approved the Plan authorizing the liquidation of all agribusiness and real estate operations. Implementation of the Plan, particularly for years 1998 and 1999, has had a material impact on the presentation of the Company's financial statements.

FISCAL YEAR CHANGE

     Prior to the year-ended December 31, 1999, the Company's financial statements were prepared on the basis of an August 31 fiscal year. In January 1998 the Company elected to convert to a December 31 calendar year for reporting purposes and, in accordance therewith, filed a 10-QSB "Transition Report" for the four months ended December 31, 1998. Accordingly, the amounts reflected in the Company's current Consolidated Statements of Operations are for the years ended December 31, 1999 and August 31, 1998 and for the four months ended December 31, 1998. Therefore, for purposes of comparing the respective 12-month periods for December 31 1998 and 1999, the 1998 numbers have been presented on a pro-forma basis. As the Company's biomass operations were relatively insignificant prior to December 31, 1998, the following pro-forma analysis, in the opinion of management, presents a realistic comparison of the two twelve month periods.

CONTINUING OPERATIONS

     In October 1998, the Company officially commenced waste transport services for Waste Management. Pro forma revenues for 1998, which included green waste recycling and tree maintenance revenues for the entire year, were $3.6 million. Revenues for 1999, which included just one calendar quarter of tree maintenance revenues as this business was sold in March, 1999, were $7.6 million--up 112%, but still below the Company's estimated $10 million break-even level. The Company did have a positive 1999 gross margin of 12.3%, although a loss in the amount of $1,735,000 was incurred (compared to a loss of

$7,114,000 the prior year) due primarily to a $637,000 loss from TransPacific Environmental's tree maintenance operations (which were sold in the first quarter), and carry-over administrative and interest costs (aggregating $2,319,000), partially to support of the phase-out of discontinued operations. In addition, continuing operations incurred significant start-up costs to develop the infrastructure for a fast growth biomass business. This included a substantial investment in plant, personnel and equipment to support the future anticipated revenue stream.

     With additional contracts in place, the Company forecasts year 2000 revenues to increase substantially. This will be augmented by the March 2000, acquisition of San Diego County-based American Waste Transport, with annual revenues approximating $14 million. This acquisition, which also has contract waste transport services, as well as extensive green waste recycling operations, should result in combined revenues of $25 million for 2000. Management believes that a minimum 12% gross margin level can be maintained, which would generate adequate proceeds to carry administrative and interest costs. The present contractual backlog, which includes contracts/renewals with terms in excess of 10 years, exceeds $350 million.

                        Pro Forma Statement of Operations
                      For the Year Ended December 31, 1998

                              Amounts in Thousands
                          -----------------------------

                                    Add       Less   For Year Ended December 31
                      Year Ended 4 Mos.End 4 Mos.End --------------------------
                       08/31/98  12/31/98   12/31/97       1998        1999
                       Audited  (Unaudited)(Unaudited)  (ProForma)   Audited
                       -------    -------    -------    ---------    -------
Revenues               $ 2,005    $ 2,025    $   406     $ 3,624     $ 7,645
Cost of Revenues         2,665      1,694        634       3,725       6,705
                       -------    -------    -------     -------     -------
  Gross Profit (Loss)     (660)       331       (228)       (101)        940
                       -------    -------    -------     -------     -------
Gen'l & Admin. Exp.      3,228      1,156        678       3,706       1,496
Loss from Asset
   Impairment            1,971         --         --       1,971         141
Loss on Sale of
   Assets                  366          4         --         370         215
Interest Exp.
  (Income), net            662        390         86         966         823
                       -------    -------    -------     -------     -------
   Loss, Continuing
     Operations        ($6,887)   $(1,219)   $  (992)    $(7,114)    $(1,735)
                       =======    =======    =======     =======     =======

     For both 1998 and 1999, the Company's continuing operations consist of solid waste transport and biomass operations, which include green waste recycling. The Company sold its unprofitable municipal tree maintenance operations in March 1999. The Company's discontinued operations consist of agribusiness and land planning/development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

RESULTS OF CONTINUING OPERATIONS

REVENUES

     The Company's revenues from continuing operations for 1999 include both biomass recycling and waste transport revenues whereas revenues for 1998 reflect mostly biomass recycling activities, as the initial waste transport contract did not commence until October 1998. The Company generated revenues of $7,645,000 for 1999 compared to $3,624,000 for 1998, an increase of $4,021,000 or 111%. The increase is principally due to a full year of waste transport revenues in 1999, which totaled $5,561,000, compared to only three months in 1998, which totaled $894,000. Other revenues for 1999 totaled $2,084,000 of which $363,000 pertained to municipal tree maintenance operations, which were sold during the first quarter of 1999.

COST OF REVENUES

     Costs of Revenues for 1999 were $6,705,000 compared to $3,725,000 for 1998, an increase of $2,980,000 or 80%. The increase is principally related to the 111% increase in revenues in 1999. This is partially offset by a 1998 cost of $797,000 related to green waste soil enhancement activities that were terminated that year and by operating costs associated with a full year's tree maintenance operations in 1998. Overall, this resulted in a gross profit from operations in 1999 of $940,000, for an operating margin of 12.3%. This compares to an operating loss of $101,000 for the prior year. The improved margin is the result of significantly higher waste transport volume, reduced losses from tree maintenance operations (which were sold in early, 1999) and the elimination of soil enhancement activities.

     Gross margin on waste transport activities was $853,000 (15.4% of waste transport revenues) in 1999, and $236,000 (14% of gross greenwaste revenues, exclusive of municipal tree trimming activities) in 1999. Tree trimming contracts resulted in a negative gross margin of $146,000 (40% of tree trimming revenue) in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1,496,000 for 1999 compared to $3,706,000 for the prior year, a decrease of $2,210,000 or 60%. The significant decrease is primarily due to the expected cost and related overhead reduction pertaining to the phasing out of the Company's discontinued agricultural and real estate operations. In addition, the prior year included $672,000 of administrative costs related to TPE, which was sold early in 1999, $360,000 of corporate restructuring consulting fees, and $188,000 related to the cost associated with options granted to members of the Company's Board of Directors.

INTEREST EXPENSE, NET OF INTEREST INCOME

     For 1999, interest expense, net of interest income, was $823,000, compared to $966,000 for 1998, a decrease of $143,000 or 15%, due largely to the pay down of debt from asset sales.

LOSS FROM ASSET IMPAIRMENT

     In 1998 the Company incurred a $1,971,000 loss from asset impairment related to a green waste contract that did not materialize and soil enhancement operations that were suspended. Such losses for 1999 were only $141,000 as the substantial portion of the loss was incurred the prior year.

GAIN OR LOSS ON SALE OF ASSETS:

     For 1999, the Company realized a net loss of $215,000 on the sale of assets compared to a net loss of $370,000 in 1998. The higher prior year's loss related primarily to the liquidation of assets, related to the Company's initial green waste pilot program.

LOSS FROM CONTINUING OPERATIONS:

     For 1999, the Company incurred a net loss of $1,735,000 from continuing operations compared to a loss of $7,114,000 for the prior year. The material disparity between the two years is principally that 1998 was a start-up year for biomass operations and included a full year loss from tree maintenance activities, which were disposed of in early 1999. Concerning the 1999 loss, $637,000 was attributable to TPE's tree maintenance operations, which were sold early in 1999. Additional administrative costs were incurred in relocating the Company's headquarters. Interest costs will also decrease as the Company has reduced its debt by 42%. As volume increases for 2000 and future years, based on the Company's expanding contractual backlog, the Company is expected to operate profitably.

RESULTS OF DISCONTINUED OPERATIONS

     The Plan adopted by the Board of Directors specified a one-year time frame for management to dispose of all non-biomass operations, which were reclassified for financial statement purposes, as discontinued operations. As of December 31, 1999, over $12 million of assets were sold, with a $2.5 million agricultural property scheduled for sale by mid-year 2000. Any remaining assets not sold by December 31, 1999 (principally a San Antonio subdivision that was under contract to sell in 1999 for $11.5 million, but the sale aborted) were revalued and written down to fair market value, resulting in an additional 1999 loss from discontinued operations. These assets (and related liabilities) were then transferred to AMCOR Financial Corporation ("AFC") a then wholly owned subsidiary. AFC has separate management from the Company, and the Company has no management or control over AFC. In January 2000, the Company distributed to its common and preferred shareholders all of its AFC common shares. The Company has disputes with AFC regarding the nature and amount of assets and liabilities transferred to AFC. Further, all of the regulatory requirements related to the distribution of the AFC shares to the Company's shareholders may not have been satisfied.

     For years  1998 and  1999,  implementation  of the Plan has had a  material impact on the presentation of the Company's financial statements. This is because operations, cash flows and net assets of these operations for both years have been reclassified as discontinued operations, and consequently the assets for these operations were reduced to the lower of cost or net realizable value, resulting in significant charges to earnings. Accordingly, the Company's agribusiness and real estate operations have been accounted for as discontinued operations and the results thereof have been excluded from continuing operations in the Company's consolidated financial statements. For fiscal 1998, which had limited biomass start-up revenues, this resulted in a loss of $15,786,000 of which $9,947,000 pertained to discontinued operations, principally due to the write-down of real estate and related assets. For 1999, which was the first full year of biomass operations, the net loss was $9,186,746 of which $7,452,029 pertained to discontinued operations, principally related the write-down of the San Antonio project.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's overall financial condition as of December 31, 1999, as compared to the prior year has not changed significantly, principally due to the Company's inability to liquidate all of its discontinued operations. However, some assets were sold, which served to reduce total debt from $19.7 million at December 31, 1998 to $11.4 million at the end of 1999. This $8.3 million debt reduction (42%) is expected to yield significant annual interest savings for the year 2000 and beyond. In addition, 1999 revenues from expanding biomass operations increased 111% over the prior year but, at $7.6 million, are below the projected $10 million threshold required to break even. Although the Company reported a loss of $1,735,000 for the year from continuing operations, due largely to the development of the new biomass business, it had a gross operating margin of 12.3%, which included losses from TPE, which diluted the target 15% margin from biomass operations. Revenue growth for the year 2000 was significantly enhanced in March, when the Company completed the acquisition of American Waste Transport which, when consolidated with the Company, should generate $25 million of revenues for 2000--an increase of 227% over 1999, and with a gross margin expected to exceed 12%, should generate adequate funds for operations. Moreover, the Company now has a contractual backlog in place of more than $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods. Also, in March 2000 the Company successfully completed a $3 million private placement of 6% convertible preferred stock. This capital will be largely used for acquisitions and for capital equipment needs to service the Company's expanding contractual base.

     The Company's current ratio was .66 at December 31, 1999 compared to 1.11 the prior year, primarily due to the write off of assets of discontinued operations, which were classified as current, pending the anticipated sale thereof. This ratio significantly improved in the first quarter 2000 as a result of the private placement of preferred stock, which provided $3 million of working capital. Moreover, liquidity is expected to continue to improve during 2000 as a result of (i) the intense management of cash flow; (ii) the Company has adequate lines of credit in place and has plans to moderately expand both senior and subordinated debt to fund working capital related to the Company's large contract backlog; (iii) during 2000 the Company expects to liquidate its $2.5 million agricultural property investment, (iv) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (v) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reasons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

YEAR 2000 COMPLIANCE

     To date management of the Company believes that its software packages currently in use are Year 2000 compliant. Management does not expect that the financial impact of required modifications to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth and those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Forma 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the clean green waste and solid waste transportation industries. Future trends and results cannot be predicted with certainty. In particular:

     - In 1998 the Company has elected to embark on a major departure from its historic business into the biomass and solid waste transportation businesses in which the Company has relatively little experience. Such a transformation has many risks and uncertainties that could far outweigh the benefits of its strategic alliance with Waste Management. And, notwithstanding the attractiveness of its long-term transport contracts with Waste Management, the Company's success will ultimately depend heavily on the ability of management to guide the Company in executing and performing the contracts with Waste Management and others. Despite the Company's apparent initial success under its contracts, the future remains uncertain.

     - The Company has also committed part of its future to expansion of its green waste operations. The future of this industry will be partially dictated by AB 939, which mandates the diversion from landfills of 50% of the waste stream. At the present time, municipalities and waste haulers seem eager to comply and willing to pay fees to those processors willing to take the material. However, if the Company expands its green waste operations without locating reliable, adequate end-market users, major green waste disposal problems could result.

     - The Company's future liquidity and viability is still somewhat dependent upon a relatively rapid and orderly execution of the Plan. This may include funding the periodic cash requirements of certain liabilities related to discontinued operations. Therefore, should the Company fail to discharge its liquidation plan in an expedient fashion, this could severely impair the Company's liquidity.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

RISK FACTORS

OPERATING LOSS; ACCUMULATED DEFICIT

     In connection with the implementation of the Plan, the Company's agribusiness and land planning/development operations have been accounted for as discontinued operations and the results thereof, for 1998 and 1999, have been excluded from continuing operations. This resulted in classifying most revenues for 1998 as discontinued operations, as most of the Company's revenues prior then were derived from now discontinued operations. In 1999 the Company incurred an after-tax loss of $9,186,746 from all operations as compared to an after-tax loss of $15,786,00 for fiscal 1998. As of December 31, 1999, the Company had an accumulated deficit of $24,781,849. Although the Company expects to generate working capital from its continuing biomass and transportation operations and divestiture of the Company's remaining agricultural investment, the Company has shifted its focus to biomass activities with which it has relatively little experience, and there can be no assurance the Company will have profitable operations in the future.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; COMPETITION

     The Company's quarterly results have varied significantly in the past, although and it is likely that this variability will not be as severe in the future due to the existence if long-term solid waste transport contracts, and the state of California law ("AB 939") mandating recycling. Many factors remain beyond the Company's control, including: the impact of potential increased competition with respect to the Company's biomass activities by municipalities that maintain their own waste collection and landfill operations and have significant financial advantages over the Company due to, among other things, the availability of tax revenues and tax-exempt financing; the implementation and enforcement of and compliance with legislation such as AB 939; the price and availability of fuel and other resources needed for the Company's solid waste transportation and biomass activities; the financial health of the Company's customers; and economic conditions generally. The ability of the Company to successfully obtain new biomass and transportation contracts and the volume of the stream of biomass available to the Company for transport or recycling under existing contracts during a quarter are difficult to forecast. Such fluctuations may also contribute to volatility in the market price for the Common Stock of the Company.

CUSTOMER CONCENTRATION

     The Company derives a significant portion of its revenues from a relatively limited number of customers. The foundation of the Company's initial solid waste transportation activities was an exclusive transport contract with Waste Management. Initially, this one customer accounted for over 80% of revenues from continuing operations. With the acquisition of American Waste Transport in March 2000, this customer concentration is expected to fall to less than 60%, and decline further during the year as additional new accounts are obtained. However, there can be no assurance that the Company will be successful in obtaining additional transportation and biomass contracts. Further, the Company anticipates that its contracts with Waste Management will continue to account for a majority of its transportation revenues for the foreseeable future. The loss of this customer or failure of Waste Management to continue to provide a reliable stream of biomass for transport would likely have a material adverse effect on the Company's business, operating results and financial condition.

NEED FOR SUBSTANTIAL ADDITIONAL CAPITAL

     The Company's future capital requirements will depend upon many factors, including the Company's ability to obtain new biomass and transportation contracts and customers and rapid, orderly execution of the Plan. Capital will be necessary to fund the periodic cash requirements. During the past year the sale of discontinued operations have funded much of these cash requirements. There can be no assurance that such future transactions will be sufficient or that financing will be available on a timely basis, if at all, or on terms acceptable to the Company. If adequate funds are not available, the Company's business strategy could be impeded and the Company may be required to delay, scale back or eliminate its efforts to expand its biomass and transportation activities.
Accordingly, the Company's business, financial condition and results of operations could be materially and adversely affected. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, dilution to the existing stockholders of the Company may result.

CHANGES IN WORK FORCE AND ACTIVITIES; DEPENDENCE UPON KEY PERSONEL

     Late in 1998 the Company elected to embark on a major departure from its historic business into the biomass and solid waste transportation businesses in which the Company had relatively little experience. The Company's future success depends to a large extent upon the continued service of certain key managerial employees and the Company's ability to restructure its existing work force and attract and retain highly qualified personnel in connection with the shift in the Company's activities.

     The Company believes that it has hired individuals with extensive management and operational experience in the biomass and solid waste transportation industries. The Company's ability to succeed in its continuing operations will require it to continue to restructure its existing workforce, hire and integrate new talent experienced in solid waste transportation and biomass activities, and motivate and effectively manage all of its employees. There can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to successfully restructure its existing work force and attract, manage and retain qualified personnel experienced in the Company's continuing operations, the Company's business, operating results and financial condition could be adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-38.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

     Name                  Age               Position
     ----                  ---               --------
     Fred H. Behrens       58         Chairman of the Board, Chief Executive
                                      Officer and Director
     Robert A. Wright      63         President, Chief Operating Officer and
                                      Director
     Eugene W. Tidgewell   50         Chief Financial Officer, Treasurer, Vice
                                      President and Director
     Michael J. Silva      37         Chief Development Officer and Director
     Hilly G. Jones        50         Secretary
     Marlene Tapie         44         Director
     H. Glen Leason        75         Director

     FRED H. BEHRENS has served as the Chairman, Chief Executive Officer, and a director of the Company since 1988 and previously served as Treasurer and Chief Financial Officer of the Company from 1990 to January 1998. Mr. Behrens also served as the Chairman and director of Sun Goddess Farms, Inc., a wholly owned subsidiary of the Company ("SGF"). Mr. Behrens has been actively involved with the Company and its affiliates since August 1979. From 1966 to 1971, Mr. Behrens was on the audit staff of Arthur Andersen & Company; between 1971 and 1973, he was a principal in a real estate development company; and from 1973 to August 1979, he was employed as a Vice President of an agricultural management company. Mr. Behrens holds a Bachelor of Science degree from the University of Minnesota School of Business Administration. Mr. Behrens is a general partner of Rancho California Partners II, a California limited partnership (the "Partnership"), which filed a voluntary Chapter 11 Reorganization Petition under the federal Bankruptcy Act to resolve certain issues with the Riverside County Tax
Assessor's  Office  on or  about  March  20,  1996.  The  decision  to file  for
reorganization   was  made  to  protect  certain  real  property  owned  by  the
Partnership from foreclosure while the property was being reappraised. The issues raised in the Petition have been favorably resolved and the Partnership has dismissed the Petition.

     ROBERT A. WRIGHT has served as the President, Chief Operating Officer, and a director of the Company since 1988. Mr. Wright also serves as the President and director of SGF. In April 2000, Mr. Wright agreed to vacate the office of President to assist with the management/liquidation of certain discontinued operations. He remains a Company director. During the past 25 years Mr. Wright has been, and continues to be, a principal in and the President of a farm equipment manufacturing company located in central Illinois. Mr. Wright also served as general partner or co-general partner for several agricultural real estate partnerships, which were not organized by the Company or its affiliates. Mr. Wright holds a Bachelor of Science degree in Business (Management and Finance) from the University of Colorado. Mr. Wright is a general partner of the Partnership, which filed a voluntary Chapter 11 Reorganization Petition under the federal Bankruptcy Act to resolve certain issues with the Riverside County Tax Assessor's Office on or about March 20, 1996. The decision to file for reorganization was made to protect certain real property owned by the
Partnership from foreclosure while the property was being reappraised. The issues raised in the Petition have been favorably resolved and the Partnership has dismissed the Petition.

     EUGENE W. TIDGEWELL has served as the Chief Financial Officer and Treasurer and as a Vice President of the Company since January 1998 and has served as a Director of the Company since February 1999. Mr. Tidgewell was an audit manager at Kelly & Company, the Company's independent auditors, from 1989 to 1998. Mr. Tidgewell holds a Bachelor of Science Degree in Business Administration Accounting) from the University of Notre Dame and is a Certified Public Accountant in the State of California.

     MICHAEL J. SILVA has served as Chief Development Officer since January 2000 and a Director since February 2000. Mr. Silva is an engineering graduate from the University of the Pacific and has MS in civil engineering from Stanford University. Since graduation, he has been exclusively employed in the waste service industry, serving as Division President/Chief Operating Officer for CR&R from 1986 to 1997. From 1997 to 1999 he served as Chief Executive Officer of Athens Services. Both companies are ranked in the top 10 nationally.

     MARLENE A. TAPIE has served as a director of the Company since 1988. Between 1979 and 1994, she served in various capacities including Vice President, Executive Secretary to the Chairman and Office Administrator. From 1992 through 1995, Ms. Tapie owned and operated a clothing company, Marlene & Company. In October 1994 she and her husband, Alan Tapie, a PGA golf professional, purchased a controlling interest in Buena Park Golf Center, a golf course and driving range located in Buena Park, California. She currently manages her husband, who is a touring professional in the European PGA Senior Tour.

     H. GLEN LEASON has served as a director of the Company since February 1999. From 1984 to the present, Mr. Leason has served as a Senior Vice President with Torrey Pines Securities. Prior to that, Mr. Leason served in the United States Navy Submarine Service From 1943 to 1946. He was a securities broker with Leason & Company in Chicago, Illinois from 1946 through 1960, eventually becoming Vice President for its initial public offering department in Newport Beach, California, was a Vice President in the initial public offering department at R.J. Henderson & Co., in Newport Beach, California from 1960 to 1966, was an Emerging Growth Stock Vice President with Jefferies & Co. in Newport Beach, California from 1966 until Jefferies & Co., was purchased in 1969, and rejoined Leason & Company as President until 1973. From 1973 to 1984, Mr. Leason worked with Wedbush Securities and then with McDonald, Krieger & Bowyer in Beverly Hills, California. Mr. Leason completed various courses at Northwestern University and Loyola Marymount University, is a registered representative with the NASD and holds a principal's license.

     HILLY G. JONES has served as Corporate Secretary since January 2000 and has been the Company's Office Administrator since May 1999. She has been employed part time by the Company in various administrative capacities since 1989, except for the period from June 1995 to December 1998, when she left the Company to own and operate a small business. Prior to 1989, she was employed in various administrative capacities in the securities, environmental, and other industries.

     All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Officers are appointed by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of a Company's Common Stock ("reporting persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

     Based solely upon a review of copies of such reports furnished to the Company during the year ended December 31, 1999 and thereafter, or any written representations received by the Company from reporting persons that no other reports were required, the Company believes that, during the Company's 1999 year, all section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company of the Company's Chief Executive Officer and the only other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended August 31, 1997 and 1998 and December 31, 1999.

                    SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                               ------------------------------------------------
                                                      Other Annual
     Name and                                Salary   Compensation
  Principal Position           Year            ($)         ($)
  ------------------           ----          -------   ----------
  Fred H. Behrens              1999          136,200     15,650
    Chairman and Chief         1998          152,000     15,864
    Executive Officer          1997          120,000      5,724

  Robert A. Wright             1999          109,375     15,180
    President(1) and Chief     1998          133,081     15,080
    Operating Officer          1997          120,000     11,519

  Eugene W. Tidgewell          1999          112,000      --
    Vice President and         1998          102,666      --
    Chief Financial Officer
---------------------------

(1) In April 2000, Mr. Wright agreed to vacate the office of as President, to assume responsibility for the management and liquidation of assets included in discontinued operations. He will remain as a Company director.

STOCK OPTION GRANTS IN 1999

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1997 Stock Option Plan during 1999 to each of the named executives. The Company has never granted any stock appreciation rights.

OPTIONS GRANTS IN LAST FISCAL YEAR

                                            Individual Grants
                         -----------------------------------------------------
                               Number of   Percent of
                               Securities     Total
                               Underlying    Options     Exercise
                                Options     Granted to    or Base
                                Granted    Employees in    Price    Expiration
       Name                      (#)       Fiscal Year     ($/Sh)       Date
    ----------                ---------    -----------    -------   ----------
Eugene W. Tidgewell             19,500        66.43%       $1.50     10/15/10

OPTION EXERCISES AND VALUE FOR 1999

     The table below sets forth the following information with respect to option exercises during 1999 by each of the named executive officers and the status of their options at December 31, 1999:

     o The number of shares of common stock acquired upon exercise of options in fiscal 1999;

     o    The aggregate dollar value realized upon the exercise of such options,

     o The total number of exercisable and non-exercisable stock options held at December 31, 1999, and

     o The aggregate dollar value of in-the-money exercisable options at December 31, 1999.

                     AGGREGATED OPTION EXERCISES DURING 1999
                                       AND
                       OPTION VALUES ON DECEMBER 31, 1999


                   Number of
                    Shares
                 Acquired Upon                    Number of Unexercised     Value of Unexercised In-the-
                  Exercise of   Value Realized      Options 12/31/99          Money Options 12/31/99(1)
                                                --------------------------  ----------------------------
   Name              Option     Upon Exercise   Exercisable  Unexercisable  Exerciserable  Unexercisable
   ----              ------     -------------   -----------  -------------  -------------  -------------

Fred H. Behrens     246,955       $343,514           --           --             --             --
Robert A. Wright    175,928        244,715           --           --             --             --

----------------------

(1) In accordance with SEC rules, values are calculated by subtracting the exercised price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price on the date the options were executed for the Company's common reported for Nasdaq SmallCap transactions on December 31, 1999.

DIRECTORS' COMPENSATION

     The Company's directors do not receive cash compensation for attending Board of Director meetings. In 1998, each director received options to purchase up to 15,000 shares of the Company's Common Stock at $3.00 per share, the then closing price of the Company's Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 1, 2000, certain information with respect to (i) each director of the Company, (ii) the named executives and
(iii) all directors and executive officers of the Company as a group. Other than as described below, no other person is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The information with respect to each person specified as a supplier or confirmed by such person or based upon statements filed with the Commission. Each person set forth below is a director of the Company.

                                       AMOUNT AND NATURE
NAME AND ADDRESS                    OF BENEFICIAL OWNERSHIP    PERCENT OF CLASS
OF BENEFICIAL OWNER                     OF COMMON STOCK(1)     OF COMMON STOCK
--------------------                ------------------------   ----------------

Fred H. Behrens(2)                          1,003,153                 9.98%
7314 Scout Avenue
Bell Gardens, CA 90201

Robert A. Wright(3)                           815,018                 8.11 %
86025 Avenue 52
Coachella, CA 92236

H. Glen Leason(4)                              16,370                    *
77-955 Calle Arroba
La Quinta, CA 92253

Eugene W. Tidgewell (5)                        39,500                    *

7314 Scout Avenue
Bell Gardens, CA 90201

Marlene Tapie (6)                              89,167                    *
76 Los Cabos
Dana Point, CA 92629

All Directors and Executives
Officers as a group (5 persons)(7)          1,963,208                19.54%

---------------------

*    Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally included voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after March 1, 2000 are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

(2) Includes 782,498 shares of Common Stock held by Behrens Partners, Ltd., a family limited partnership controlled by Mr. Behrens. Also includes (i) 207,355 shares held in escrow on behalf of Mr. Behrens and ii) 13,300 shares held in an IRA account.

(3) Includes (i) 237,093 shares of Common Stock held by Wright Family Partners, Ltd., a family limited partnership controlled by Mr. Wright, (ii) 447,533 shares of Common Stock held in escrow on behalf of Mr. Wright and iii) 130,392 shares held in an IRA account.

(4) Includes 16,200 shares of Common Stock underlying 9,000 shares of Series A 9% Convertible Preferred Stock that are convertible and 170 shares of Common Stock held in an IRA account.

(5)  Represent 39,500 shares of Common Stock underlying options.

(6)  Includes 31,250 shares of Common Stock underlying options.

(7) Includes 476,633 shares of Common Stock underlying options and 33,120 shares of Common Stock underlying 18,400 shared of Series A 9% Convertible Preferred Stock that are convertible.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Between 1981 and 1986, the Company, in its capacity as general partner and/or placement agent, raised approximately $200 million in private placement syndications. This syndication activity resulted in the formation of approximately 137 limited partnerships, which acquired real estate for agribusiness or development and resale purposes. Partnership liquidation have reduced this total to 14 limited partnerships as of December 31, 1999. It is planned that all partnerships will file final tax returns during the next 12 months and virtually all on-going business activities have ceased.


     On November 30, 1995, the Company acquired a 50% interest in PS III Farms, LLC, which leases 6,490 acres to one of the limited liability company members, which is not affiliated with the Company. The lease expired September 30, 1999 and has been renewed for an additional five years pending negotiations to sell the Company's 50% interest to its partner during 2000. The primary crop grown on the farm is potatoes.

     The Company holds a 99% ownership interest in Las Palomas Country Club Estates LLC, a California limited liability company, which previously acted as the development entity for the golf course owned by an affiliated partnership, all operations has been transferred to AFC in December 1999.

Fred H. Behrens, Chairman, Chief Executive Officer, director, and principal shareholder of the Company holds a 1% ownership interest in Las Palomas Country Club Estates LLC. The Company also holds a 99% ownership interest in AMCOR Builders LLC, which previously managed the construction operations of the Company in Texas prior to being transferred to AFC. Robert A. Wright, President, Chief Operating Officer, director and principal shareholder of the Company holds a 1% ownership interest in AMCOR Builders LLC. The Company holds a 99% ownership interest in AMCOR Biomass Farms LLC. Enterprise packing Company ("EPC") owns 442 limited partnership interests issued by Lake Valley. Mr. Behrens and Mr. Wright are the only general partners of Lake Valley and EPC. There are 2,600 limited partnership interests of Lake Valley presently issued and outstanding. Therefore, by attribution of their ownership interests in EPC, Messrs. Behrens and Wright jointly own 17% of the issued and outstanding limited partnership interests of Lake Valley.

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

     On December 20, 1999, the Company agreed to reduce the conversion price of its Series B Convertible Preferred Stock to $6.67 per share from $10 per share (on December 20, the market price for the Company's Common Stock were $4.188). At that time, all of the Series B Convertible Preferred Stock that was issued to three affiliated limited partnerships was converted into 591,621 shares of the Company's common stock.

                             USA Biomass Corporation

                        Consolidated Financial Statements

                  As of December 31, 1999 and 1998 and for the
           Year Ended December 31, 1999, the Four Month Period Ended
                           December 31, 1998 and for
                         The Year Ended August 31, 1998

                             USA Biomass Corporation

                 Index to the Consolidated Financial Statements
                  As of December 31, 1999 and 1998 and for the
               Year Ended December 31, 1999, the Four Month Period
                        Ended December 31, 1998 and for
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

Independent Auditors' Report ..............................................    1

Consolidated Financial Statements for USA Biomass Corporation:

     Consolidated Balance Sheets as of December 31, 1999 and 1998 .........    2

     Consolidated Statements of Operations for the Year Ended
        December 31, 1999, the Four Month Period Ended December
        31, 1998 and the Year Ended August 31, 1998 .......................    5

     Consolidated Statements of Shareholders' Equity for the Year
        Ended December 31, 1999, the Four Month Period  Ended
        December 31, 1998 and the Year Ended August 31, 1998 ..............    6

     Consolidated Statements of Cash Flows for the Year Ended
        December 31, 1999,  the Four Month Period Ended  December 31,
        1998 and the Year Ended August 31, 1998 ...........................    8

Notes to the Consolidated Financial  Statements ...........................   13

                         Report of Independent Auditors



To the Board of Directors and Shareholders of USA Biomass Corporation

We have  audited the  accompanying  consolidated  balance  sheets of USA Biomass
Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999, the four month period ended December 31, 1998, and the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Biomass Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, the four month period ended December 31, 1998, and the year ended August 31, 1998, in conformity with generally accepted accounting principles.

Kelly & Company
Newport Beach, California
April 12, 2000

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------



                                     ASSETS

                                                                                 1999          1998
                                                                             -----------   -----------
Current assets:

  Cash and equivalents                                                       $   540,651   $   767,293
  Cash held in escrow                                                            617,176          --
  Cash held in trust                                                             203,891          --
  Accounts  receivable,  net of allowance for doubtful  receivables  of
     $90,580 and $54,985 as of December 31, 1999 and December 31, 1998,
     respectively                                                                862,619       526,170
  Receivable from affiliates                                                      25,869          --
  Income taxes recoverable                                                          --         292,639
  Other current assets                                                           129,589       423,295
  Net current assets of discontinued operations                                1,248,670     8,337,976
                                                                             -----------   -----------
     Total current assets                                                      3,628,465    10,347,373
Property and equipment, net of accumulated depreciation                        7,584,040     9,104,446
Note receivable, noncurrent                                                         --       6,462,347
Other assets                                                                      31,963       127,645
Intangible assets, net of accumulated amortization                               391,667       441,666
                                                                             -----------   -----------
Total assets                                                                 $11,636,135   $26,483,477
                                                                             ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   1999          1998
                                                              -----------   -----------

      Current liabilities:

           Accounts payable                                   $ 1,747,537   $ 1,944,450
           Payroll and payroll taxes payable                      632,013       890,698
           Accrued remediation costs                              180,808       507,000
           Lines of credit                                        640,000       874,610
           Payable to affiliates                                     --         520,618
           Notes payable:
              Affiliates                                          190,714     2,268,053
              Other                                               727,717       979,954
           Capitalized lease obligations                          809,690       681,922
           Income taxes payable                                   347,942       334,832
           Accrued interest                                       194,620       284,272
                                                              -----------   -----------
                Total current liabilities                       5,471,041     9,286,409
      Notes payable, net of current portion:
           Affiliates                                           1,020,967       597,420
           Other                                                2,333,288     6,261,799
      Capitalized lease obligations, net of current portion     2,551,898     3,515,768
                                                              -----------   -----------

Total liabilities                                              11,377,194    19,661,396
                                                              ===========   ===========

Commitments and contingencies


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


                 LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED


                                                                                       1999            1998
                                                                                   ------------    ------------
Shareholders' equity:

      Preferred Stock (2,000,000 shares authorized):
           Series A, 9% Convertible Preferred Stock, $0.01 par value;
              cumulative nonvoting; $7,422,000 and $7,475,000 aggregate
              liquidation preference at December 31, 1999 and 1998,
              respectively; 812,500 shares authorized, 742,200 and 747,500 shares issued and outstanding at December 31, 1999 and 1998,
              respectively                                                         $      7,422    $      7,475
           Series B, 6% Convertible Preferred Stock, $0.01 par value; cumulative nonvoting; 750,000 shares authorized, 394,414 shares issued and
              outstanding at December 31, 1998                                             --             3,944
      Common stock, $0.002 par value; 25,000,000 shares authorized, 9,509,856 and 7,761,385 issued, 9,485,606 and 7,737,135 shares
        outstanding at December 31, 1999 and 1998, respectively.                         19,018          15,522
      Additional paid-in capital                                                     25,235,189      21,970,123
      Accumulated deficit                                                           (24,781,849)    (15,056,644)
      Receivable on common stock                                                       (102,500)           --
      Treasury stock, at cost (24,250 common shares at
        December 31, 1999 and 1998)                                                    (118,339)       (118,339)
                                                                                   ------------    ------------

Total shareholders' equity                                                              258,941       6,822,081
                                                                                   ------------    ------------

Total liabilities and shareholders' equity                                         $ 11,636,135    $ 26,483,477
                                                                                   ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Operations
        For the Year Ended December 31, 1999, the Four Month Period Ended
                             December 31, 1998 and
                       For The Year Ended August 31, 1998

--------------------------------------------------------------------------------

                                                                                         For the Period From
                                                                   For the Year Ended    September 1, 1998 to  For the Year Ended
                                                                    December 31, 1999    December 31, 1998       August 31, 1998
                                                                   ------------------    --------------------  -------------------
Revenues                                                               $  7,644,907         $  2,024,830         $  2,005,611
Cost of revenues                                                          6,704,505            1,694,250            2,665,206
                                                                       ------------         ------------         ------------

      Gross margin                                                          940,402              330,580             (659,595)
General and administrative expenses                                       1,492,820            1,152,697            3,228,682
Loss from asset impairment                                                  141,050                 --              1,971,123
Loss on sale of assets                                                      215,258                3,768              365,990
                                                                       ------------         ------------         ------------
      Operating loss from continuing operations                             908,726              825,885            6,225,390
Interest expense,net                                                        822,791              389,429              661,889
                                                                       ------------         ------------         ------------
      Loss from continuing operations before income
        taxes                                                             1,731,517            1,215,314            6,887,279
Benefit from income taxes                                                     3,200                3,200           (1,048,475)
                                                                       ------------         ------------         ------------

Loss from continuing operations                                           1,734,717            1,218,514            5,838,804
                                                                       ------------         ------------         ------------
Discontinued operations (Note 4):
      Estimated loss on disposal                                          5,346,328              814,550            7,068,069
      Loss from  discontinued operations (Note 12)                        2,105,701                 --              2,878,813
                                                                       ------------         ------------         ------------
      Total                                                               7,452,029              814,550            9,946,882
                                                                       ------------         ------------         ------------

Net loss                                                               $  9,186,746         $  2,033,064         $ 15,785,686
                                                                       ============         ============         ============

Loss from continuing operations per common share,
   basic and diluted                                                   $       0.41         $       0.20         $       0.88
                                                                       ============         ============         ============

Net loss per common share, basic and diluted                           $       1.35         $       0.31         $       2.19
                                                                       ============         ============         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                       Series A      Series B                       Common        Series A
                                                      Preferred     Preferred       Common         Treasury       Preferred
                                                       Shares        Shares         Shares          Shares          Stock
                                                     ----------   ------------   ------------    ------------    ------------

Balance, August 31, 1997                                    --         404,414      7,172,974            --              --
   Issuance of Series A 9% Convertible Preferred
   Stock                                                747,500            --            --              --      $      7,475
   Shares issued upon exercise of options                   --             --          31,250            --              --
   Shares issued in payment of debt                         --             --          14,927            --              --
   Shares issued for the acquisition of TransPacific
    Environmental, Inc.                                     --             --         406,109            --              --
   Shares issued in settlement of litigation                --             --         144,000            --              --
   Options on common stock granted to
    nonemployees for consulting and other  services         --             --            --              --              --
   Treasury shares  acquired                                --             --            --          (24,250)            --
   Shares reacquired and retired                            --             --          (7,875)           --              --
   Series A Preferred Stock dividends                       --             --            --              --              --
   Net loss                                                 --             --            --              --              --
                                                     ----------   ------------   ------------    ------------    ------------

Balance, August 31, 1998                                747,500        404,414      7,761,385         (24,250)   $      7,475
                                                     ==========   ============   ============    ============    ============

                                                        Series B                      Treasury         Additional
                                                       Preferred        Common         Common           Paid-in       Accumulated
                                                         Stock          Stock           Stock           Capital   Earnings (Deficit)
                                                      ------------   ------------    ------------    ------------ ------------------
Balance, August 31, 1997                              $      4,044   $     14,345            --      $ 14,242,065    $  3,259,382
  Issuance of Series A 9% Convertible Preferred
     Stock                                                    --             --              --         6,161,869            --
  Shares issued upon exercise of options                      --               63            --            62,437            --
  Shares issued in payment of debt                            --               30            --            70,869            --
  Shares issued for the acquisition of TransPacific
     Environmental, Inc.                                      --              812            --         1,195,030            --
  Shares issued in settlement of litigation                   --              288            --            83,093            --
  Options on common stock granted to
   nonemployees for consulting and other  services            --             --              --           187,500            --
  Treasury shares  acquired                                   --             --      $   (118,339)           --              --
  Shares reacquired and retired                               --              (16)           --           (32,840)           --
  Series A Preferred Stock dividends                          --             --              --              --          (497,276)
  Net loss                                                    --             --              --              --       (15,785,686)
                                                      ------------   ------------    ------------    ------------    ------------

Balance, August 31, 1998                              $      4,044   $     15,522    $   (118,339)   $ 21,970,023    $(13,023,580)
                                                      ============   ============    ============    ============    ============

                                                         Notes
                                                      Receivable
                                                        Common
                                                         Stock           Total
                                                     ------------    ------------
Balance, August 31, 1997                                    --       $ 17,519,836
  Issuance of Series A 9% Convertible Preferred
     Stock                                                  --          6,169,344
  Shares issued upon exercise of options                    --             62,500
  Shares issued in payment of debt                          --             70,899
  Shares issued for the acquisition of TransPacific
     Environmental, Inc.                                    --          1,195,842
  Shares issued in settlement of litigation                 --             83,381
  Options on common stock granted to
   nonemployees for consulting and other  services          --            187,500
  Treasury shares  acquired                                 --           (118,339)
  Shares reacquired and retired                             --            (32,856)
  Series A Preferred Stock dividends                        --           (497,276)
  Net loss                                                  --        (15,785,686)
                                                        -------      ------------

Balance, August 31, 1998                                    --       $  8,855,145
                                                        =======      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                         Series A        Series B                      Common         Series A
                                                        Preferred       Preferred        Common       Treasury        Preferred
                                                         Shares          Shares          Shares         Shares          Stock
                                                      ------------    ------------    ------------   ------------    ------------
Balance, August 31, 1998                                   747,500         404,414       7,761,385        (24,250)   $      7,475
   Share cancellation                                         --           (10,000)           --             --              --
   Net loss                                                   --              --              --             --              --
                                                      ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1998                                 747,500         394,414       7,761,385        (24,250)          7,475
   Common stock issued in settlement of debt                  --              --           563,527           --              --
   Series B convertible preferred stock issued
      for cumulative dividends in arrears                     --            53,846            --             --              --
   Conversion of Series B Convertible Preferred
      Stock to common stock                                   --          (448,260)        591,621           --              --
   Common stock issued on exercise of stock options           --              --           585,383           --              --
   Conversion of Series A Convertible Preferred
      Stock to common stock                                 (5,300)           --             7,940           --               (53)
   Common stock options issued for services                   --              --              --             --              --
   Notes receivable arising from exercise of
      common stock options                                    --              --              --             --              --
   Net loss                                                   --              --              --             --              --
                                                      ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1999                                 742,200            --         9,509,856        (24,250)   $      7,422
                                                      ============    ============    ============   ============    ============

                                                        Series B                        Treasury      Additional
                                                       Preferred         Common          Common        Paid-in       Accumulated
                                                         Stock           Stock           Stock         Capital    Earnings (Deficit)
                                                      ------------    ------------   ------------    ------------ ------------------
Balance, August 31, 1998                              $      4,044    $     15,522   $   (118,339)   $ 21,970,023   $(13,023,580)
   Share cancellation                                         (100)           --             --               100           --
   Net loss                                                   --              --             --              --       (2,033,064)
                                                      ------------    ------------   ------------    ------------   ------------

Balance, December 31, 1998                                   3,944          15,522       (118,339)     21,970,123    (15,056,644)
   Common stock issued in settlement of debt                  --             1,127           --         1,728,693           --
   Series B convertible preferred stock issued
      for cumulative dividends in arrears                      538            --             --           537,921       (538,459)
   Conversion of Series B Convertible Preferred
      Stock to common stock                                 (4,482)          1,183           --             3,299           --
   Common stock issued on exercise of stock options           --             1,170           --           977,941           --
   Conversion of Series A Convertible Preferred
      Stock to common stock                                   --                16           --                37           --
   Common stock options issued for services                   --              --             --            17,175           --
   Notes receivable arising from exercise of
      common stock options                                    --              --             --              --             --
   Net loss                                                   --              --             --              --       (9,186,746)
                                                      ------------    ------------   ------------    ------------   ------------
Balance, December 31, 1999                                    --      $     19,018   $   (118,339)   $ 25,235,189   $(24,781,849)
                                                      ============    ============   ============    ============   ============

                                                          Notes
                                                       Receivable
                                                         Common
                                                          Stock         Total
                                                       ----------    ------------
Balance, August 31, 1998                                $    --      $  8,855,145
   Share cancellation                                        --              --
   Net loss                                                  --        (2,033,064)
                                                        ---------    ------------

Balance, December 31, 1998                                   --         6,822,081
   Common stock issued in settlement of debt                 --         1,729,820
   Series B convertible preferred stock issued
      for cumulative dividends in arrears                    --              --
   Conversion of Series B Convertible Preferred
      Stock to common stock                                  --              --
   Common stock issued on exercise of stock options          --           979,111
   Conversion of Series A Convertible Preferred
      Stock to common stock                                  --              --
   Common stock options issued for services                  --            17,175
   Notes receivable arising from exercise of
      common stock options                               (102,500)       (102,500)
   Net loss                                                  --        (9,186,746)
                                                        ---------    ------------
Balance, December 31, 1999                              $(102,500)   $    258,941
                                                        =========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


                                                                                          For the Period From
                                                                     For the Year Ended   September 1, 1998 to   For the Year Ended
                                                                       December 31, 1999    December 31, 1998      August 31, 1998
                                                                          ------------        ------------          ------------
Cash flows from operating activities:
      Net loss                                                            $  9,186,746        $  2,033,064          $ 15,785,686
      Add loss (deduct income) from discontinued
       operations                                                            7,452,029                --               9,946,882
                                                                          ------------        ------------          ------------
        Net loss from continuing operations                                  1,734,717           2,033,064             5,838,804
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                                        958,929             268,658               316,229
           Amortization                                                         49,999              16,666                41,668
           Uncollectible receivables                                            50,580              14,985                  --
           Loss on impairment of assets                                        141,050                --               1,971,123
           Loss on sale of assets                                              177,322                --                 365,990
           Gain on sale of assets                                               13,914                --                    --
           Provision for settlement expense                                       --                  --                 112,129
           Stock options granted to nonemployees
              for consulting and other services                                   --                  --                 187,500
           Stock Compensation                                                   17,175                --                    --
           Issuance of common stock for interest                                55,376                --                    --
           Issuance of common stock for services                                41,297                --                    --
      Decrease (increase) in assets, net of effect of
         acquisition of TransPacific Environmental,
         Inc.:
           Accounts receivable                                                (387,029)           (205,621)              (97,855)
           Income taxes recoverable                                            292,639                --                (292,639)
           Other current assets                                                293,706            (178,827)              710,093
           Due from related parties                                               --                  --                 239,887
           Other assets                                                         95,682             (97,464)                2,782
      Increase (decrease) in liabilities, net of effect of
        acquisition of TransPacific Environmental,
         Inc.:
           Accounts payable                                                   (186,056)            678,193              (400,579)
           Remediation                                                        (326,192)               --                    --
           Payroll taxes payable                                              (258,685)           (174,307)               87,557
           Income taxes payable                                                 13,110             331,632            (1,033,200)
           Accrued interest payable                                            243,921             121,427              (181,583)
           Deferred taxes                                                         --                  --                 (55,894)
                                                                          ------------        ------------          ------------
           Payable to affiliates                                              (412,694)            (11,093)                 --
                                                                          ------------        ------------          ------------
Net cash used in operating activities of
   continuing operations                                                    (1,092,492)           (454,265)           (3,865,596)


Net cash used in operating activities of
   discontinued operations                                                  (1,609,977)         (1,220,231)           (6,105,493)
                                                                          ------------        ------------          ------------

Cash used in operating activities                                         $ (2,702,469)       $ (1,674,496)         $ (9,971,089)
                                                                          ------------        ------------          ------------



   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                                                          For the Period From
                                                                      For the Year Ended  September 1, 1998 to  For the Year Ended
                                                                       December 31, 1999    December 31, 1998     August 31, 1998
                                                                      ------------------  --------------------- -------------------
Cash flows provided by (used in) investing activities:
      Purchases of property and equipment                                  $  (158,163)       $  (166,801)       $  (142,777)
      Proceeds on sale of note receivable                                    2,462,347               --                 --
      Sales of property and equipment                                           81,500               --              101,393
      Acquisition of TransPacific Environmental, Inc., net of
        cash acquired                                                             --                 --             (398,154)
                                                                           -----------        -----------        -----------
Net cash used in investing activities of
   continuing operations                                                     2,385,684           (166,801)          (439,538)

Net cash provided by investing activities
   of discontinued operations                                                  963,676               --            4,199,029
                                                                           -----------        -----------        -----------

Cash provided by investing operations                                        8,349,360           (166,801)         3,759,491
                                                                           -----------        -----------        -----------

Cash flows provided by (used in) financing activities:

      Proceeds from line of credit                                              15,000            625,000            249,610
      Proceeds from notes and loans                                               --            1,530,646          2,229,065
      Repayment of notes and loans                                            (652,035)          (374,827)        (3,541,141)
      Proceeds from exercise of options                                        200,000               --                 --
      Repayment of notes and notes - affiliates                               (102,900)              --                 --
      Dividends paid on Series A Preferred Stock                                  --                 --             (497,276)
      Acquisition of treasury shares                                              --                 --             (118,339)
      Net proceeds from issuance of Series A
        Preferred Stock                                                           --                 --            6,169,344
      Purchase and retirement of common stock                                     --                 --              (32,856)
      Exercise of stock options                                                   --                 --               62,500
                                                                           -----------        -----------        -----------

Net cash provided by financing activities of
   continuing operations                                                      (539,935)         1,780,819          4,520,907

Net cash provided by financing activities of
   discontinued operations                                                    (333,598)              --            2,338,596
                                                                           -----------        -----------        -----------

Cash provided by financing activities                                         (873,583)         1,780,819          6,859,503
                                                                           -----------        -----------        -----------

Net increase (decrease) in cash                                               (226,642)           (60,478)           647,905

Cash and equivalents at beginning of year                                      767,293            827,771            179,866
                                                                           -----------        -----------        -----------

Cash and equivalents at end of year                                        $   540,651        $   767,293        $   827,771
                                                                           ===========        ===========        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                Supplemental Disclosures of Cash Flow Information

                                                                            For the Period From
                                                     For the Year Ended     September 1, 1998 to    For the Year Ended
                                                      December 31, 1999       December 31, 1998        August 31, 1998
                                                     ------------------     --------------------    -------------------
Cash paid during the year for:
      Interest:
      Continuing operations                              $1,196,703              $  189,382              $  838,066
      Discontinued operations                               582,927                 383,999                 521,191
                                                         ----------              ----------              ----------
                                                         $1,779,630              $  573,381              $1,359,257
                                                         ==========              ==========              ==========
      Income taxes                                       $     --                $     --                $  332,589
                                                         ==========              ==========              ==========

                            Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations

Assets acquired (disposed of) in non-cash transactions:
      Assets acquired                                                 --           5,486,636             $ 1,141,225
      Receivables from related parties                                --                --                   815,184
      Capital lease obligations incurred                              --          (2,905,733)               (727,610)
      Liabilities incurred                                            --          (2,580,903)               (413,615)
      Liability to officer incurred                                   --                --                  (815,184)
Satisfaction of debt through issuance of stock:
      Liabilities satisfied                                    $ 1,633,145              --               $    70,899
      Common stock issued                                       (1,633,145)             --                   (70,899)
Dividends on Preferred Stock:
      Additional paid in capital                                   538,459              --                       --
      Reduction in retained earnings                              (538,459)             --                       --
Satisfaction of debt through offset of options exercise:
      Liabilities satisfied                                        676,586              --                       --
      Common shares issued                                        (676,586)             --                       --
Conversaion of preferred stock to common stock:
      Preferred shares converted                                     3,997              --                       --
      Common shares issued                                          (3,997)             --                       --
Issuance of note receivable on common stock:
      Receivable on common stock                                   102,500              --                       --
      Common shares issued                                        (102,500)             --                       --
Satisfaction of debt through offset of related receivables:
      Receivables satisfied                                     (1,401,723)             --                       --
      Liabilities satisfied                                        283,388              --                       --
      Liabilities to officers satisfied                          1,118,335              --                       --


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


                            Supplemental Schedule of
 Non-Cash Investing and Financing Activities of Continuing Operations, Continued

                                                                                            For the Period From
                                                                         For the Year Ended September 1, 1998 to  For the Year Ended
                                                                         December 31, 1999  December 31, 1998      August 31, 1998
                                                                         -----------------  --------------------  ------------------
Settlement liability and related party receivable:
      Liability to estate of former officer                                       --                  --          $  (283,388)
      Receivable from related party                                               --                  --              283,388

Purchase of all the capital stock of TransPacific Environmental, Inc.:
      Fair value of assets acquired                                               --                  --          $ 2,260,933
      Less:
           Cash paid                                                              --                  --             (411,207)
           Common stock issued                                                    --                  --           (1,195,842)
                                                                                                                  -----------
           Liabilities assumed                                                    --                  --          $  (653,884)
                                                                                                                  ===========

Included in the net liabilities  assumed were the following operating assets and liabilities:
      Cash                                                                        --                  --          $    13,053
      Accounts receivable                                                         --                  --              116,235
      Other current assets                                                        --                  --               48,531
      Other assets                                                                --                  --                2,230
      Accounts payable                                                            --                  --             (679,283)
      Notes payable                                                               --                  --             (154,650)

Assets disposed of in non-cash transaction:
      Assets disposed                                                       $ (200,295)               --                 --
      Liabilities satisfied                                                    377,517                --                 --
      Loss on disposal                                                        (177,222)               --                 --


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

1.   Description of the Company's Business

     The operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of clean green waste processing ("biomass"), and waste transportation, which commenced in October 1998. These activities take place exclusively in Southern California. In January 1999, the Company changed its year end to December 31.

     During the year ended August 31, 1998, the Company commenced its biomass operations, and in December 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities (Note 4). In a two year period, the Company has completed it transition from its historical activities to its current segments. Although this has resulted in the recognition of significant losses in the periods, the Company believes that the combination of its long term waste transportation contracts, its growing biomass operations, and the preferred stock offering and acquistion of American Waste Transport in the first quarter of 2000 will enable it to successfully compete in its current lines of business.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of USA Biomass Corporation and its subsidiaries. USA Waste Transport, USA Biomass-Greenwaste, Inc., TransPacific Environmental Inc., and AMCOR Biomass Farms, LLC (99% owned), are the Company's continuing operating subsidiaries. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations. All significant intercompany transactions have been eliminated.

     Assets of discontinued operations are recorded at their estimated net realizable value (Note 4).

     Revenue Recognition

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

     Accounts Receivable

     The Company grants credit to customers substantially all of whom are in the waste industry. The Company performs credit evaluations of its customers and, generally, requires no collateral. The Company's ability to generate revenues and collect amounts due from customers is affected by economic fluctuations in the waste industry.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Accounts Receivable, Continued

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

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

     Intangible Assets

     Intangible assets include licenses and agreements and contracts. Intangible assets are amortized using the straight-line method over a period of 10 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future operating cash flows on an undiscounted basis (Note 8).

     Long Lived Assets

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a writedown to fair value is required.

     As a result of the Company's review and assessment, and based upon the best information available in the circumstances, including independent appraisals, at December 31, 1999 and August 31, 1998 the Company determined that the carrying amounts of certain assets exceeded the fair value of such assets.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued

     Stock Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee and nonemployee compensation plans.

     The Company continues to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as permitted by SFAS 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant.

     New Accounting Pronouncement

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging
     Activities, which establishes accounting and reporting standards for derivative instruments. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which postponed the adoption date of SFAS 133. As such, the Company is not required to adopt the new Statement until the year 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

3.   Cash Held in Escrow and in Trust

     At December 31, 1999, the Company had funds held in an escrow account resulting from the sale of farmland from its discontinued agribusiness operations. The funds were held pending the Company's ability to secure a certain loan release. In February 2000, the loan release was obtained and the cash was released from escrow.

     At December 31, 1999, the Company had cash held in trust with an attorney to be used in the resolution of certain liabilities.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

4.   Discontinued Operations

     On December 22, 1998 , the Company adopted a plan to dispose of its agribusiness and real estate operations. In October 1999, the Company transferred substantially all of its remaining real estate assets and related liabilities to AMCOR Financial Corp. ("AFC"), a then wholly owned subsidiary. In January 2000, the Company distributed to its common and preferred shareholders all of its AFC common shares. The Company has disputes with AFC regarding the nature and amount of assets and liabilities transferred to AFC. Further, all the regulatory requirements related to the distribution of the AFC shares to the Company's shareholders may not have been satisfied. As a result, the Company continues to record its investment related to these real estate assets as net assets of discontinued operations in the consolidated balance sheets.

     At August 31, 1998 estimated losses of approximately $1,543,000 anticipated on sales of discontinued operations and estimated operating losses of approximately $1,336,000 for the period from August 31, 1998 through the estimated dates of disposition of discontinued operations, currently expected to be December 31, 2000, were included in the estimated loss on disposal of discontinued operations. Additional losses on the dispositions of discontinued operations of $ - and $814,550 were recorded in the year ended December 31, 1999 and the four months ended December 31, 1998 due to asset sales at less than expected amounts and diminished appraised values resulting from slower than expected sales.

     Selected information for the discontinued agribusiness and real estate operations is presented below.

                                      For the Year Ended December 31, 1999
                             ---------------------------------------------------
                              Agribusiness        Real Estate        Total
                             ---------------   ---------------   ---------------
Revenues                     $          --     $          --     $          --
Operating income (loss)                 --                --                --
                             ---------------   ---------------   ---------------

Loss on disposal             $          --     $          --     $          --
                             ===============   ===============   ===============

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


4.    Discontinued Operations, Continued

                                For the Four Months Ended December 31, 1998
                             ---------------------------------------------------
                              Agribusiness        Real Estate        Total
                             ---------------   ---------------   ---------------
Revenues                     $          --     $          --     $          --
                             ===============   ===============   ===============
Operating income (loss)                 --                --                --
                             ===============   ===============   ===============

Loss on disposal             $          --     $       814,550   $       814,550
                             ===============   ===============   ===============

                                       For the Year Ended August 31, 1998
                             ---------------------------------------------------
                              Agribusiness        Real Estate        Total
                             ---------------   ---------------   ---------------
Revenues                     $  6,057,166      $ 12,304,686      $ 18,361,852
                             ============      ============      ============
Operating loss               $ (1,989,554)     $ (1,554,930)     $ (2,878,882)
                             ============      ============      ============
Loss on disposal             $ (1,323,883)     $ (1,554,930)     $ (2,878,813)
                             ============      ============      ============

     At December 31, 1999, the remaining assets of the discontinued operations are the Company's receivable from a partnership that owned in a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The lease has a remaining term of twelve months and contains a renewal option on terms subject to mutual agreement at that time. The primary crop grown on the Oregon farm is potatoes. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $4,887,402 at December 31, 1999, which is included in the net assets of discontinued operations. Of this amount, $3,048,070 was collateralized by a golf course upon which the lender foreclosed in February 2000. The lender has notified the Company that a deficiency of $1.6 million exists after the foreclosure.

5.   Receivables Due to/Due from Affiliates

     Receivables due to/due from affiliates relate to the activities of a partnership, Enterprise Packing Company ("EPC"), the partners of which are two officers who are also shareholders and directors of the Company. The amount due from the partnership represents the net of advances to and other transactions with the partnership and bears interest at 8% per annum.

     Offset of Guarantee Fees

     The partners of EPC have from time to time provided their personal guarantees to lenders who required the guarantees as necessary conditions to lending the Company various amounts, which aggregate approximately $11,750,000. During the year ended August 31, 1998, as partial satisfaction of amounts that EPC owes the Company, the partners of EPC assigned and offset their rights to receive loan guarantee fees totaling $548,500, which is included in discontinued operations.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

5.   Due from Officers and Directors, Continued

     Assignment of Priority Receivable

     During the year ended August 31, 1998, EPC assigned its right to its priority receivable from a partnership to the Company in the amount of $428,841 as partial satisfaction of its amount owed to the Company. This receivable is included in discontinued operations.

     Exercise of Options

     During the year ended December 31, 1999, the two officers exercised options to purchase 422,883 shares of the Company's common stock through the cancellation of $676,612.80 of amounts due by the Company.

6.   Note Receivable

     The note receivable at December 31, 1998 resulted from sale of a portion of the assets of the Company's discontinued operations. In August 1999, the Company sold this note. The terms of this sale provide for the Company to receive up to an additional $500,000 if the note is paid by August 2000. This amount decreases monthly until July 2002. If the note is paid after July 2002, the Company will not realize any additional amounts. Any additional amounts received will be recorded as income when received.

7.   Property and Equipment

     Property and equipment consists of the following:

                                                                       December 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------
     Vehicles and equipment                                     $ 6,548,131    $ 7,139,065
     Office furniture and equipment                                  32,971         21,859
     Leasehold improvements                                          13,686         68,244
     Buildings                                                      433,043        654,288
     Land                                                         1,804,082      1,814,082
                                                                -----------    -----------

                                                                  8,831,913      9,697,538
             Less: accumulated amortization and  depreciation    (1,247,873)      (593,092)
                                                                -----------    -----------

     Total property and equipment, net                          $ 7,584,040    $ 9,104,446
                                                                ===========    ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


7.   Property and Equipment, Continued

     The  following  is an  analysis  of  property  held  under  capital  leases
     (included in the preceding summaries) with related accumulated depreciation, depreciation expense, and total depreciation expense of continuing operations:

                                                      December 31,
                                             -----------------------------
                                                1999              1998
                                             -----------       -----------

     Vehicles and equipment                  $ 3,096,035       $ 3,142,256
     Accumulated depreciation                   (518,685)         (133,836)
                                             -----------       -----------

     Total                                   $ 2,577,350       $ 3,008,420
                                             ===========       ===========


                                                                            For the Period From
                                                     For the Year Ended     September 1, 1998 to    For the Year Ended
                                                      December 31, 1999       December 31, 1998        August 31, 1998
                                                     ------------------     --------------------    -------------------

     Capitalized lease depreciation  expense             $436,913                $ 78,240                $119,934
                                                         ========                ========                ========

     Total property, equipment and capital lease
        depreciation expense                             $958,929                $268,658                $319,229
                                                         ========                ========                ========

     During the year ended December 31, 1999, the Company sold biomass equipment with a net book amount of $1,055,126 and recognized a loss of $215,258 on the sale of these assets.

     Asset Impairment

     At December 31, 1999, certain equipment previously utilized by the Company was determined to no longer be necessary, or the Company significantly changed the manner and extent to which it was used in its biomass operations. When the Company determined that the assets would no longer be utilized, it decided to hold these assets for disposition and ceased recording depreciation expense. In this connection, the Company obtained an appraisal of the value less estimated costs of disposal of the equipment and, accordingly, recognized an impairment loss of $96,557.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

8.   Intangible Assets

     Intangible assets associated with the Company are all involved with the green waste segment of the business. The intangible assets are noted below:

                                                         December 31,
                                                   -----------------------
                                                      1999          1998
                                                   ---------     ---------
     Recycling license                             $ 250,000     $ 250,000
     Customer lists                                   50,000        50,000
     Facilities lease                                200,000       200,000
                                                   ---------     ---------

                                                     500,000       500,000
          Less: accumulated amortization            (108,333)      (58,334)
                                                   ---------     ---------

     Intangible assets, net of amortization        $ 391,667     $ 441,666
                                                   =========     =========

     Amortization expense for the year ended December 31, 1999, the four month period ended December 31, 1998, and the year ended August 31, 1998 was $49,999, $16,666, and $41,668, respectively.

9.   Lines of Credit

     Lines of credit consist of the following:

                                                                                  December 31,
                                                                             ----------------------
                                                                                1999         1998
                                                                             ---------    ---------
     Borrowing  under a $650,000  line of credit with a bank,  interest at prime  plus 1.50%  (the bank  prime  rate was 8.50% at  December 31,
     1999), secured by all assets of the Company, and due June 30, 2000      $ 640,000    $ 625,000


     Borrowing  under a $250,000  line of credit with a bank,  interest at prime plus 2% (the bank prime was 8.5% at December 31, 1999), paid in
     full during 1999                                                             --        249,610
                                                                             ---------    ---------


     Total                                                                     640,000      874,610

          Less: current portion                                               (640,000)    (874,610)
                                                                             ---------    ---------

     Total noncurrent                                                             --           --
                                                                             =========    =========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


10.  Notes Payable

     Notes payable consist of the following:

     Uncollateralized

          Notes Payable to Affiliates:


          Notes payable,  with  effective  interest rates ranging from 6% to 12%
          per annum.  Notes with  aggregate  principal  amounts of $175,000  are payable to  individuals  who are  investors  in  limited  partnerships managed by the Company and are in default and classified as current. A note  of  $210,815  is  due to  the  spouse  of a  director,  a  major shareholder,  and is due  January  2, 2001.  Notes of $15,713  and the
          $810,152  are  payable  to  affiliated  partnerships  managed  by  the
          Company.                                                                   $  1,211,681            $ 2,495,284


           Note payable to an employee, with interest at 8% per annum, converted
           into common stock in November 1999.                                              --                   370,189
                                                                                     ------------            -----------

           Total due to affiliates                                                      1,211,681              2,865,473

                Less: current portion                                                    (190,714)            (2,268,053)
                                                                                     ------------            -----------

           Total noncurrent due to affiliates                                        $  1,020,967            $   597,420
                                                                                     ============            ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


10.  Notes Payable, Continued

     Uncollateralized, Continued

          Notes Payable to Third Parties:

                                                                                          December 31,
                                                                                          ------------
                                                                                      1999           1998
                                                                                   -----------    -----------
          Note payable,  with interest at 8% per annum with monthly payments of
          $11,182, paid in 1999                                                           --           46,011
                                                                                   -----------    -----------

          Total due to third parties                                               $      --      $    46,011
                                                                                   ===========    ===========

     Collateralized

          Notes payable to individuals, paid in April 2000                         $    31,723    $   296,164

          Notes  payable,  collateralized  by a vehicle,  with interest at 9.50%
          per annum.  The note is due in February 2004,  with monthly  payments
          of $714                                                                       29,396           --

          Note payable,  collateralized by a note receivable,  with interest at
          12.25%. This note was paid in September 1999                                    --        4,000,000

          Note payable,  collateralized by Company  facility,  with interest at
          Wall Street  Journal  Prime plus 1% per annum,  (8.5% at December 31,
          1999). Due in December 2003 with monthly principal payments of
          $8,098                                                                       780,372        800,000

          Notes payable, collateralized by equipment with interest ranging from
          8% to 18.7% per annum. Maturity dates range from December 1999
          to June 2004                                                               2,219,514      2,099,578
                                                                                   -----------    -----------

          Total due to third parties                                                 3,061,005      7,195,742
               Less: current portion                                                  (727,717)      (979,954)
                                                                                   -----------    -----------

          Total noncurrent  due to third parties                                   $ 2,333,288    $ 6,215,788
                                                                                   ===========    ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

10.  Notes Payable, Continued

     Maturities of notes payable for the  years ending December 31:

                2000                                             $  918,426
                2001                                              1,597,388
                2002                                                682,609
                2003                                                349,915
                2004 and thereafter                                 724,348

11.  Obligations Under Capital Leases

     The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

                                                                                    December 31,
                                                                                    ------------
                                                                                  1999         1998
                                                                              ----------   ----------

     Capital  leases with  effective  interest rates of 9.5% and 9.75% per annum,  with  aggregate  monthly  principal and interest  payments of
     $3,545 through December 1998                                                   --     $    7,924

     Capital lease with an effective interest rate of 8.5% per annum, with monthly  principal and interest  payments of $1,525 through September
     2002                                                                     $   36,737       49,960

     Capital  leases with interest  ranging from 9.1% to 12.62% per annum, with monthly  principal  and interest  payments  ranging from $924 to
     $5,564, which aggregate $21,515. Maturity dates range from August
     2000 to June 2001                                                           302,021      518,464

     Capital  leases with an  effective  interest  rate of 8.75% per annum, with monthly  principal and interest  payments  ranging from $4,125 to
     $15,044,  which aggregate  $54,779 . Maturity dates range from October
     to December 2003                                                          2,636,259    2,998,728

     Capital  leases with  interest  ranging from 7.60% to 8.50% per annum, with  monthly  principal  and interest  payments  ranging from $394 to
     $488, which aggregate $1,329.   Maturity dates range from September to
     November 2004                                                                64,638         --

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


11.  Obligations Under Capital Leases, Continued

     Capital leases with interest ranging from 7.8% to 17% per annum, with monthly  principal  and  interest  payments  ranging  from  $1,040 to
     $6,691,  which aggregate $16,426.  Maturity dates range from February
     2001 to March 2003                                                       $  321,933   $  622,614
                                                                              ----------   ----------

     Total obligations under capital leases                                   $3,361,588   $4,197,690
                                                                              ==========   ==========

     Future minimum lease payments under capital leases at December 31, 1999 are as follows:

      2000                                                                  $ 1,063,752

      2001                                                                      992,565

      2002                                                                      683,799

      2003                                                                    1,256,787

      2004                                                                       14,920
                                                                            -----------

     Total minimum lease payments                                             4,011,823

          Less: amount representing interest at the incremental borrowing
             rate                                                              (650,235)
                                                                            -----------

     Present value of minimum lease payments                                  3,361,588

          Less: current maturities                                             (809,690)
                                                                            -----------

     Obligations under capital leases, long-term                            $ 2,551,898
                                                                            ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes

     The components of the provision for income taxes are as follows:

                                                                                       For the Period From
                                                                 For the Year Ended    September 1, 1998 to    For the Year Ended
                                                                  December 31, 1999      December 31, 1998      August 31, 1998
                                                                  -----------------      -----------------      ---------------
     Current tax expense (benefit):

        Federal                                                              --                    --              $  (995,904)
        State                                                         $     3,200           $     3,200                  3,323
                                                                      -----------           -----------            -----------
                                                                            3,200                 3,200               (992,581)
                                                                      -----------           -----------            -----------
     Deferred tax expense (benefit):
        Federal                                                              --                    --                 (240,381)
        State                                                                --                    --                  184,487
                                                                      -----------           -----------            -----------
                                                                             --                    --                  (55,894)
                                                                      -----------           -----------            -----------

      Total provision (benefit)                                       $     3,200           $     3,200            $(1,048,475)
                                                                      ===========           ===========            ===========

     Provision (benefit) allocated to:

     Discontinued operations                                                 --                    --                     --
     Loss on disposal of discontinued
        operations                                                           --                    --                     --
     Continuing operations                                            $     3,200           $     3,200            $(1,048,475)
                                                                      -----------           -----------            -----------

     Total provision (benefit)                                        $     3,200           $     3,200            $(1,048,475)
                                                                      ===========           ===========            ===========

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

     The income tax benefit for the year ended August 31, 1998, is allocated to loss from continuing operations as the tax benefit arising from the loss from continuing operations is the same as the benefit arising from the aggregate of all losses from operations. Consequently, no incremental tax benefit remains for allocation to the loss from discontinued operations or loss on disposal of discontinued operations.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes, Continued

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                             December 31,
                                                                             ------------
                                                                      1999                   1998
                                                                  -----------            -----------

     Deferred income tax assets:

          Depreciation                                            $    42,427                   --
          Net operating loss carryforward                           8,767,232            $ 2,822,273
          Nondeductible writedowns related to discontinued
             operations                                               282,954              3,331,355
          State tax credit carryforward                                  --                  250,462
          Other                                                         7,086                  7,086
                                                                  -----------            -----------

     Total deferred income tax assets                               9,099,699              6,411,176
          Valuation allowance                                      (8,689,700)            (5,722,651)
                                                                  -----------            -----------

     Net deferred income tax asset                                $   409,999            $   688,525
                                                                  ===========            ===========

     Deferred income tax liability:

          Depreciation                                                   --              $   350,917
          Partnership loss                                        $   409,999                337,608
                                                                  -----------            -----------
             Total deferred income tax liability                      409,999                688,525
                                                                  -----------            -----------

     Net deferred income tax liability                                   --                     --
                                                                  ===========            ===========

     The Company, based upon its recent history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

     The valuation allowances increased $2,967,049, $507,281, and $5,215,370 during the year ended December 31, 1999, the four months ended December 31, 1998, and the year ended August 31, 1998, respectively.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes, Continued

     Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:

                                                                      For the Period From
                                                  For the Year Ended  September 1, 1998 to  For the Year Ended
                                                   December 31, 1999   December 31, 1998    August 31, 1998
                                                   -----------------   -----------------    ---------------
     U.S. federal statutory income tax rate              (34.0)%            (34.0)%            (34.0)%
     State tax provision                                   0.1                0.1                0.7
     Nondeductible writedowns related to
        discontinued operations                           --                 --                  2.7
     Nondeductible penalties                              --                  5.6               --
     Other                                                 0.3                0.5                1.0
     Change in valuation allowance                        33.7               28.0               23.4
                                                          ----               ----               ----

     Effective income tax rate                             0.1%               0.2%              (6.2)%
                                                          ====               ====               ====

     The Company had a California Enterprise Zone tax credit carryforward. The Company generated the tax credits through its farming operations located in the Coachella Enterprise Zone. The tax credits can only be utilized by generating income in the Enterprise Zone. In the current year, the Company has discontinued all of its operations in the Coachella Enterprise Zone; therefore, the deferred tax asset related to the state tax credit carryforwards has been written off.

     The Company has federal and state net operating loss carryforwards of $22,483,572 and $12,701,550, respectively. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2003, respectively.

13.  Commitments

     The Company leases certain of its biomass facilities and equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows:

     Continuing Operations

         2000                                                      $109,392
         2001                                                        38,628
         2002                                                          --
                                                                   --------

         Total future minimum lease payments                       $148,020
                                                                   ========

     Rent expense from operating leases related to continuing operations was $ 150,936 for the year ended December 31, 1999, $74,792 for the four month period ended December 31, 1998, and $240,728 for the year ended August 31, 1998.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


13.  Commitments, Continued

     Discontinued Operations

     The costs associated with early termination of operating leases in the real estate operations have been included in loss on disposal of discontinued operations. Contractually required payments relating to these operating leases are as follows:

         2000                                                      $110,590
         2001                                                         3,486
         2002                                                          --
                                                                   --------

         Total future minimum lease payments                       $114,076
                                                                   ========

     Rent expense from operating leases related to discontinued operations was $ 195,709 for the year ended December 31, 1999, $75,737 for the four month period ended December 31, 1998, and $308,907 for the year ended August 31, 1998.

14.  Contingencies

     Concentrations

     Cash Balances

     The Company maintains cash balances in bank accounts which exceeded federally insured limits by $983,031 and $161,838 at December 31, 1999 and 1998, respectively; however, the Company has not experienced any losses in such accounts.

     Customers

     During the year ended December 31, 1999 and the four months ended December 31, 1998, a single customer accounted for 97% and 99%, respectively, of revenue for the transportation subsidiary and 77% and 48% of total revenue. This revenue is realized under contracts that have initial terms of 5 years with renewal options up to 10 years. There were no transportation revenues during the year ended August 31, 1998. This customer accounted for 59% and 47% of the total accounts receivable balances at December 31, 1999 and 1998, respectively. No other customers had accounts receivable balances that exceeded 10%.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

14.  Contingencies, Continued

     Concentrations, Continued

     Fuel

     During the year ended December 31, 1999 and the four months ended December 31, 1998, the Company purchased 97% and 94% of its fuel from one entity. In all of its transportation contracts, the Company has terms that provide for direct increases or decreases in the hauling rate based upon extraordinary increases or decreases in their cost of fuel.

     Certain Significant Estimates

     Write-down of Equipment

     At August 31, 1998 and at December 31, 1999 the Company recognized impairment write-downs of certain specialized equipment previously utilized in its biomass operations. In determining the amount of each impairment, the Company obtained valuations from an independent equipment appraiser. The valuations contemplate the orderly sale of this equipment in, and the existence of, a market for used specialty equipment. Given the unique economic and operational nature of the equipment and the limited market, it is reasonably possible that the Company's estimate of the amount to be realized from the disposition of the equipment to recover its carrying amount will change in the near term. The carrying value of this equipment is $159,000 at December 31, 1999.

     Discontinued Operations

     Discontinued operations include management's best estimates of amounts it expects to realize on the disposition of its real estate operations. These operations include significant estimates of amounts expected to be realized related to completed houses and residential lots held for sale, and receivables due from affiliated real estate limited partnerships. These estimates are based on several factors including values of recent sales of similar properties, and valuations by independent appraisers of real estate. These valuations contemplate sale in an orderly liquidation and assume the existence of a market for all the assets of the discontinued operations, all or any of which may or may not materialize. Consequently, the amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

15.  Stock Based Compensation Plans

     Under terms of the Company's stock option plans, directors, officers, employees, and certain vendors may be granted options to purchase shares of the Company's common stock at no less than 100% of the market price of the shares on the date the option is granted. Options generally vest over four years and have a maximum term of ten years. At December 31, 1999 and 1998, 606,850 and 982,883 shares, respectively, were reserved for future issuance under the plans.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

15.  Stock Based Compensation Plans, Continued

     A summary of the activity relating to the Company's stock option plans as of December 31, 1999, December 31, 1998 and August 31, 1998, and changes during the periods then ended is presented below:

                                                                                 For the Period From
                                                         For the Year Ended      September 1, 1998 to      For the Year Ended
                                                         December 31, 1999       December 31, 1998         August 31, 1998
                                                        -------------------     ----------------------    ---------------------
                                                                   Weighted                   Weighted                 Weighted
                                                                    Average                    Average                  Average
                                                                   Exercise                   Exercise                  Exercise
                                                         Shares      Price         Shares       Price       Shares       Price
                                                        --------   --------      ---------    --------     ----------  ---------
     Outstanding at beginning of year                    982,883      $2.43      1,012,883      $2.45        656,633      $1.65
     Exercised                                          (585,383)      1.62           --         --          (31,250)      2.00
     Granted                                             364,350       1.18           --         --          555,000       3.97
     Cancelled/repriced                                     --         --          (30,000)      2.81       (150,000)      4.60
     Forfeited                                          (155,000)      1.26           --         --          (17,500)      3.14
                                                        --------                 ---------                ----------
     Outstanding at end of year                          606,850       2.24        982,883       2.43      1,012,883       2.43
                                                        ========                 =========                ==========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                   Weighted Average
                                            Outstanding  at      Remaining Contractual     Exercisable at
                      Exercise Prices      December 31, 1999        Life (in Years)       December 31, 1999
                      ---------------      -----------------        ---------------       -----------------
                         $1.30                    98,100                 5                      88,250
                          2.00                   286,250                 5                     258,439
                          3.00                   212,500                 8                      43,750
                          4.00                    10,000                 7                       5,000
                                            ------------                                  ------------
                 $1.30 to 4.00                   606,850                                       395,439
                                            ============                                  ============

     SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

     The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weighted average assumptions used for grants in the years ended December 31, 1999 and August 31, 1998, respectively: dividend yield of 0% for both years), expected volatility of 0.96 and 1.17, respectively, risk-free interest rate of 5.57% and 4.90%, respectively, and expected contractual life of 10 years for both years. The weighted average fair value of options granted during the years ended December 31, 1999 and August 31, 1998 was $1.89 and $3.07, respectively. There were no grants during the four month period ended December 31, 1998.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

15.  Stock Based Compensation Plans, Continued

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the periods presented is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1994. The Company's pro forma information is as follows:

                                                                                 For the Period From
                                                         For the Year Ended      September 1, 1998 to      For the Year Ended
                                                         December 31, 1999       December 31, 1998         August 31, 1998
                                                        -------------------     ----------------------    ---------------------
     Net loss, as reported                                    $9,186,746              $2,033,064              $15,785,686
     Net loss, pro forma                                      $9,565,709              $2,069,014              $16,803,346
     Basic and diluted loss per share, as reported            $     1.35              $     0.31              $      2.19
     Basic and diluted loss per share, pro forma              $     1.40              $     0.31              $      2.21

     Common stock warrants issued in the periods presented to non-employees for services rendered primarily under consulting agreements are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The following is a description of warrants granted and outstanding and the assumptions utilized involving the grants in the periods presented.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

15.  Stock Based Compensation Plans, Continued

     A summary of the activity relating to warrants as of December 31, 1999 and 1998, and changes during the year ended December 31, 1999, and the four month period ended December 31, 1998 and the year ended August 31, 1998 is presented below:

                                                                                 For the Period From
                                                         For the Year Ended      September 1, 1998 to    For the Year Ended
                                                         December 31, 1999       December 31, 1998        August 31, 1998
                                                        -------------------     ----------------------  ---------------------
                                                                   Weighted                  Weighted               Weighted
                                                                    Average                   Average                Average
                                                                   Exercise                  Exercise                Exercise
                                                        Warrants     Price      Warrants       Price    Warrants      Price
                                                        --------   --------     ---------    --------   ----------   --------
     Outstanding at beginning of period                  479,500    $3.29       479,500       $3.29     362,500       $1.66
     Granted                                                --       --            --          --       117,000        1.63
     Expired                                            (340,000)    2.00          --          --          --          --
                                                         -------                -------                 -------
     Outstanding at end of period                        139,500     6.43       479,500        3.29     479,500        3.29
                                                         =======                =======                 =======

     The range of exercise prices of warrants outstanding at December 31, 1999 was $4.50 to $6.67. The weighted average fair value of warrants granted during the year ended August 31, 1998 was $3.25.


     The following table summarizes information about warrants outstanding at December 31, 1999:

                                                                                                      Estimated
                                                 Volatility            Dividend       Risk-Free         Lives
                                                   Factor                Yield     Interest Rates     (In Years)
                                                   ------                -----     --------------    -----------
                  1998 warrant grants               1.032                 0%           5.20%              4
                  1997 warrant grants          1.080 to 1.184             0%           5.34%              2

16.  Disclosures about Fair Values of Financial Instruments

     The estimated fair value amounts of all financial instruments on the Company's December 31, 1999 and 1998 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

16.  Disclosures about Fair Values of Financial Instruments, Continued

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

          Cash and equivalents, accounts receivable, cash held in escrow, other current assets, accounts payable, current portion of notes payable, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

          The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates with the exception of one noncurrent not with a carrying amount of $810,153 and a fair value of $686,354.

17.  Loss per Common Share

     Basic and diluted loss per common share have been computed by dividing the loss available to common stockholders by the weighted-average number of common shares for the period. Loss available to common stockholders is the loss after adding to the loss any preferred stock dividend requirements. The additional common shares that would be issuable for options and warrants outstanding are ignored, as to include them in the calculation of diluted loss per share would be antidilutive.

     The computations of basic and diluted loss per common share are as follows:

                                                                                 For the Period From
                                                        For the Year Ended      September 1, 1998 to    For the Year Ended
                                                         December 31, 1999        December 31, 1998       August 31, 1998
                                                         -----------------        -----------------       ---------------
     Loss from continuing operations                          $1,734,717                $1,218,514            $5,838,804
          Add: dividends on preferred
             shares-declared                                        --                        --                 497,276
          Add: dividends on preferred shares
             - paid upon conversion                              216,928                      --                    --
          Add: dividends on preferred shares
             - cumulative, not declared                          671,850                   297,133               362,059
          Add: excess fair market value given
             in preferred stock conversion to
             common stock                                        609,284                      --                    --
                                                              ----------                ----------            ----------

     Loss to common shareholders                               3,232,779                 1,515,647             6,698,139

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

17.   Loss per Common Share, Continued

                                                                                 For the Period From
                                                        For the Year Ended      September 1, 1998 to    For the Year Ended
                                                         December 31, 1999        December 31, 1998       August 31, 1998
                                                         -----------------        -----------------       ---------------
          Loss from discontinued operations,
             including loss on disposal                    $    7,452,029         $      814,550            $    9,946,882
                                                           --------------         --------------            --------------

          Net loss available to common shareholders
                                                           $   10,684,808         $    2,330,197            $   16,645,021
                                                           ==============         ==============            ==============

          Weighted average shares - basic and
             diluted                                            7,896,229              7,737,135                 7,595,556
                                                           ==============         ==============            ==============

     Loss per Common Share -  Basic and Diluted

          Loss per share from continuing operations        $         0.41         $         0.20            $         0.88
          Loss per share from discontinued
             operations, including loss on disposal                  0.94                   0.11                      1.31
                                                           --------------         --------------            --------------
          Net loss per share available to  common
             shareholders                                  $         1.35         $         0.31            $         2.19
                                                           ==============         ==============            ==============

     The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                                                                 For the Period From
                                                           For the Year Ended    September 1, 1998 to      For the Year Ended
                                                            December 31, 1999    December 31, 1998         August 31, 1998
                                                            -----------------    -----------------         ------------------
     Shares of common stock issuable under:
        Employee stock options                                       386,850             982,883                449,084
        Warrants                                                     379,500             479,500                182,227
        Series A Convertible Preferred Stock                       1,335,960           1,345,500              1,345,500
        Series B Convertible Preferred Stock                            --               591,621                404,414

     Warrants to purchase an additional 12,500 and 10,000 shares of common stock with exercise prices of $4.50 and $6.00 per share, respectively, were outstanding during the periods presented and were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market prices of the common shares for each of the periods presented.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

18.  Stock Transactions

     Series A Convertible Preferred Stock and Related Transactions

     During the first quarter of the year ended August 31, 1998, the Company sold 747,500 shares of its Series A 9% Convertible Preferred Stock ("Series A Preferred Stock") at $10 per share. In connection with the offering, the Company granted the underwriters warrants to purchase 65,000 shares of Series A Preferred Stock at $12 per share, which were exercisable in September 1998 and expire four years thereafter.

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

     The Series A Preferred Stock provides for a 9% annual dividend of $.90 per share payable quarterly. Dividends accumulate whether or not declared and must be paid prior to any dividend distribution to the holders of Series B Preferred Stock or common stock. In any liquidation or dissolution of the Company, the holders of Series A Preferred Stock will be entitled to a liquidation preference of $10 per share plus all related accumulated, accrued, and unpaid dividends. Further, if the Company does not pay dividends on the Series A Preferred Stock for eight cumulative quarters, the holders of Series A Preferred Stock have the right to elect the majority of the Company's Board of Directors. As of December 31, 1999, the Company had not declared dividends for six consecutive quarters, which totals $1,008,234 ($5.40 per share). No dividend in April 2000 was declared or paid. In March 2000, the Company declared and paid dividends for three quarters, totaling $416,340 ($2.70 per share).

     Series B Convertible Preferred Stock and Related Transactions

     In December 1999, the Company exchanged 591,621 shares of its common stock for Series B preferred shares in the ratio of one and one-half shares of common stock for each share of Series B preferred stock. Upon conversion, the cumulative dividends in arrears of $538,459 were paid by the issuance of 53,846 additional shares of Series B. The terms of the Series B provided for conversion of each share of Series B into one share of common stock. The value of the enhanced conversion has been used to reduce earnings available to common shareholders in determining earnings per share.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

18.  Stock Transactions, Continued

     Shares Issued Under Stock Option Plans

     During the years ended December 31, 1999 and August 31, 1998, stock options were exercised resulting in the purchase of 585,383 shares for $979,111 and 31,250 shares for $62,500, respectively.

     Common Stock Issued in Exchange for Debt

     During the year ended August 31, 1998, the Company issued 14,927 shares of common stock at market value in payment of debt of $70,899.

     Shares Issued for the Acquisition of TransPacific Environmental, Inc.

     During the year ended August 31, 1998, the Company issued 406,109 shares of common stock for the acquisition of TransPacific Environmental, Inc.

     Shares Issued in Connection with Legal Settlement

     In the year ended August 31, 1998, the Company issued 144,000 shares of stock in connection with a judgment rendered by a court in litigation brought by an individual and the estate of a former officer and shareholder. As a result of the judgment, the issuance of these shares is recorded as settlement expense.

     Treasury Stock Repurchase Program

     The Company's Board of Directors on November 10, 1997 authorized management to purchase up to $1,000,000 worth of its common stock over a 12 month period. As of December 31, 1999 and 1998, the Company had repurchased at market value 24,250 shares for $118,339.

     Common Shares Reserved for Future Issuance

     At December 31, 1999, the Company has reserved common shares for future issuance as follows:

         Stock option plans                                         606,850
         Warrants                                                   139,500
         Convertible preferred stock                              1,335,960
                                                                  ---------

                                                                  2,082,310
                                                                  =========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

19.  Business Segments

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Each of these operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 2. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA. The Company defines EBITDA as earnings before interest, income taxes, depreciation and amortization, and other nonoperating income and expense.

     Certain financial information is presented below:

                                             Green Waste         Waste
                                              Recycling        Transport       Other            Total
                                              ---------        ---------       -----            -----
     Year ended December 31, 1999:
          Revenue                           $  2,084,098    $  5,560,809           --     $  7,644,907
          EBITDA                                (627,099)        416,576       (579,283)      (729,806)
          Assets                               1,916,002       5,444,436   $  4,275,697     11,636,135
          Depreciation and amortization          363,601         604,417         32,577      1,000,595
          Interest expense                       243,263         477,022        231,772        952,057
     Four months ended December 31, 1998:
          Revenue                           $  1,122,595    $    902,235   $       --     $  2,024,830
          EBITDA                                (503,322)         79,442       (507,565)      (931,445)
          Assets                               3,430,480       5,382,814     17,670,183     26,483,477
          Depreciation and amortization          173,533          97,173         16,419        287,125
          Interest expense                       146,688          85,166        158,516        390,370
     Year ended August 31, 1998:
          Revenue                           $  2,005,611            --     $       --     $  2,005,611
          EBITDA                                (659,595)           --             --         (659,595)
          Assets                               3,258,418            --       18,212,661     21,471,079
          Depreciation and amortization          207,963            --          108,266        316,229
          Interest expense                       198,864            --          463,025        661,889

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

20.  Subsequent Events

     Sale of Series C Convertible Preferred Stock

     In March 2000, the Company issued 3,000 shares of its Series C Convertible Preferred stock at $1,000 per share. In conjunction with the offering, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $4.65 per share. The warrants may be exercised at any time until they expire on March 31, 2005.

     The Series C Convertible Preferred shares may be converted at any time at $4.65 per share and provide for a 6% annual dividend rate.

     A portion of the proceeds of this offering was used for the acquisition described below and for the payment of dividends on the Series A Convertible Preferred Stock. The remaining proceeds of this offering will be used for working capital.

     Acquisition of American Waste Transport

     In March 2000, the Company acquired substantially all of the outstanding shares of American Waste Transport ("AWT") for cash in the amount of $750,000 and up to one million shares of the Company's common stock, subject to resolution of certain contingencies. This will be accounted for using the purchase method.

     The following unaudited pro forma consolidated results of operations are presented as if the acquisition of AWT had taken place at January 1, 1999.

                                                                   Year Ended
                                                               December 31, 1999
                                                               -----------------
         Revenue                                                    22,588,000
                                                                  ------------
         Net loss from continuing operations                         1,570,024
                                                                  ------------
         Net loss                                                    9,022,053
                                                                  ------------
         Net loss per share, basic and diluted                    $      (1.16)
                                                                  ------------

21.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a reconciliation of 1999 interim results of operations which were impacted by the effect of year-end adjustments:

                                                                                                                        Quarter
                                                                                                                         Ended
                                     Quarter Ended                  Quarter Ended            Quarter Ended            December 31,
                                     March 31, 1999                 June 30, 1999           September 30, 1999            1999
                             -------------   -----------   -------------   -----------  -------------   -----------   ------------
                              As reported                   As reported                  As reported
                             in Form 10QSB   As adjusted   in Form 10QSB   As adjusted  in Form 10QSB   As adjusted      Actual
                             -------------   -----------   -------------   -----------  -------------   -----------    -----------
Revenues                      $ 2,067,000    $ 2,067,000    $ 1,837,000    $ 1,837,000    $ 1,965,000    $ 1,965,000    $ 1,776,000

Costs and expenses (1)          2,487,000      2,840,000      1,998,000      1,976,000      1,747,000      2,264,000      2,300,000
                              -----------    -----------    -----------    -----------   -----------    -----------    -----------

Net income (loss)(2)          $  (420,000)   $  (773,000)   $  (161,000)   $  (139,000)   $    20,000    $  (497,000)   $(7,778,000)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========

Net loss per common
  share, basic and
  diluted                     $     (0.08)   $     (0.13)   $     (0.05)   $     (0.05)  $     (0.03)   $     (0.09)   $     (1.08)
                              ===========    ===========    ===========    ===========   ===========    ===========    ===========

(1) Costs and expenses increased primarily due to adjustments relating to depreciation, liability insurance, medical insurance, impairment losses, bad debt expenses and losses on sale of assets.

(2) The reason for the significant loss of $7,778,000 in the fourth quarter, when compared to prior quarters, is due to the recording of loss from discontinued operations of approximately $7.4 million.