Form 10KSB/A
period 1999-12-31
USA BIOMASS CORP
filed 2000-04-17
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20519

                       POST-EFFECTIVE AMENDMENT NO. 1 TO
                                   FORM 10-KSB/A

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 14, 2000.

                                                 USA Biomass Corporation,
                                                 a Delaware corporation

                                                 By: /s/ Fred H. Behrens
                                                     ---------------------------
                                                 Its: Chairman

In accorance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


USA BIOMASS CORPORATION

/s/ Marlene Tapie                                            April 14, 2000
--------------------------
Director


/s/ Eugene W. Tidgewell                                      April 14, 2000
--------------------------
Director


/s/ Fred H. Behrens                                          April 14, 2000
--------------------------
Director


/s/ Michael J. Silva                                         April 14, 2000
--------------------------
Director