Form 10KSB/A
period 1999-12-31
USA BIOMASS CORP
filed 2000-05-05
CIK 831002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20519

                       POST-EFFECTIVE AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

     In March 2000, the Company acquired American Waste Transport, (AWT), a private San Diego County-based waste transport and green waste recycling firm. AWT has operations that mirror the Company's operations in Los Angeles and Orange counties, with some overlap. AWT's revenues for the year ended December 31, 1999, approximate $14 million.

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

     The Company's investment in the Columbia River Basin of eastern Oregon includes a 50% ownership interest in a joint venture that owns a 6,000-acre irrigated potato and grain farming operation, together with certain Columbia River water rights. We are currently negotiating to sell our 50% interest in the potato and grain farm to our joint venture partner, who operates that property under a lease that would have terminated December 31, 1999, but which has been extended for an additional five years.

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

COMPETITION

     The foundation of the Company's continuing solid waste transportation activities is exclusive transport contracts with Waste Management, the largest waste hauler in the country. The contracts include two transfer stations. The first is located in Carson, California, with a permitted capacity of over 5,000 tons per day, and is reported to be one of the largest in the country. The other transfer station is in South Gate, California. In December 1999 an additional contract was negotiated for the transport of biomass from Waste Management's Sunset Environmental transfer station in Orange County. Due to the exclusive nature of these contracts and the five-year term and two five-year options to extend, the Company does not expect to be confronted with any significant competition for these three transfer stations for as long as 15 years, provided that the Company satisfactorily discharges its contractual responsibilities. The Company intends to bid on future solid waste transportation contracts for Waste Management and other waste companies as they become available, which could provide the Company with significant growth opportunities in the future.

     In the large Southern California market, there are three principal providers of contract waste transport services -- STS Transportation, American Waste Transport, and USA Biomass Corporation. In March 2000, American Waste Transport ("AWT"), with revenues of $14 million for the year ended December 31, 1999, was acquired by USA Biomass. AWT has major contracts with Waste Management, Republic Services and Allied Waste, as well as extensive green waste operations. Combined, the two companies have a contractual backlog exceeding $350 million. Revenues for 2000 are expected to be $25 million, and will provide the Company with the dominant share of this market.

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

     On November 25, 1997, the Company completed the acquisition of the stock of TPE, which was acquired for a total cost of $1,607,049, consisting of $350,000 in cash, allocable acquisition costs of $61,207, and 406,109 shares of the Company's Common Stock with a value of $1,195,842.

In January  1998,  the Company  issued an aggregate  of 31,250  shares of Common
Stock in exchange for $62,500 upon the exercise of options issued under the Company's 1994 Non-Qualified Stock Option Plan.

     In January 1998, the Company issued 14,927 shares of Common Stock in exchange for the cancellation of a 5% note payable to a non-affiliate in the principal amount of $70,899.

     In January 1999, the Company issued an aggregate of $22,151 shares of Common Stock to two non-affiliated holders of 12% notes in lieu of an interest payment of $55,377.

     In November 1999, the Company issued 149,407 shares of Common Stock in exchange for the cancellation of a $410,869, 8% note payable to a former employee.

     In November 1999, the Company issued 290,799 shares of Common Stock in exchange for the cancellation of 12% notes aggregating $954,816 to various private parties.

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

     In December 1999, the Company exchanged 5,940 shares of its common stock for 330 shares of its Series A Preferred stock valued at $33,000.

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

FISCAL YEAR CHANGE

     Prior to the year-ended December 31, 1999, the Company's financial statements were prepared on the basis of an August 31 fiscal year. In January 1999 the Company elected to convert to a December 31 calendar year for reporting purposes and, in accordance therewith, filed a 10-QSB "Transition Report" for the four months ended December 31, 1998. Accordingly, the amounts reflected in the Company's current Consolidated Statements of Operations are for the years ended December 31, 1999 and August 31, 1998 and for the four months ended December 31, 1998. Therefore, for purposes of comparing the respective 12-month periods for December 31, 1998 and 1999, the 1998 numbers have been presented on a pro-forma basis. As the Company's biomass operations were relatively insignificant prior to December 31, 1998, the following pro-forma analysis, in the opinion of management, presents a realistic comparison of the two twelve month periods.

CONTINUING OPERATIONS

     In October 1998, the Company officially commenced waste transport services for Waste Management. Pro forma revenues for 1998, which included green waste recycling and tree maintenance revenues for the entire year, were $3.6 million. Revenues for 1999, which included just one calendar quarter of tree maintenance revenues as this business was sold in March, 1999, were $7.6 million--up 111%, but still below the Company's estimated $10 million break-even level. The Company did have a positive 1999 gross margin of 12.3%, although a loss in the amount of $1,735,000 was incurred (compared to a loss of $7,111,000 the prior year) due primarily to a $637,000 loss from TransPacific Environmental's tree maintenance operations (which were sold in the first quarter), and carry-over administrative and interest costs (aggregating $2,319,000), partially to support the phase-out of discontinued operations. In addition, continuing operations incurred significant start-up costs to develop the infrastructure for a fast growth biomass business. This included a substantial investment in plant, personnel and equipment to support the future anticipated revenue stream.

     With additional contracts in place, the Company forecasts year 2000 revenues to increase substantially. This will be augmented by the March 2000, acquisition of San Diego County-based American Waste Transport, with revenues approximating $14 million for the year ended December 31, 1999. This acquisition, which also has contract waste transport services, as well as extensive green waste recycling operations, should result in combined revenues of $25 million for 2000. Management believes that a minimum 12% gross margin level can be maintained, which would generate adequate proceeds to carry administrative and interest costs. The present contractual backlog, which includes contracts/renewals with terms in excess of 10 years, exceeds $350 million.


                        Pro Forma Statement of Operations
                      For the Year Ended December 31, 1998

                              Amounts in Thousands
                          -----------------------------

                                    Add       Less   For Year Ended December 31
                      Year Ended 4 Mos.End 4 Mos.End --------------------------
                       08/31/98  12/31/98   12/31/97       1998        1999
                       Audited  (Unaudited)(Unaudited)  (ProForma)   Audited
                       -------    -------    -------    ---------    -------
Revenues               $ 2,005    $ 2,025    $   406     $ 3,624     $ 7,645
Cost of Revenues         2,665      1,694        634       3,725       6,705
                       -------    -------    -------     -------     -------
  Gross Profit (Loss)     (660)       331       (228)       (101)        940
                       -------    -------    -------     -------     -------
Gen'l & Admin. Exp.      3,228      1,153        678       3,703       1,490
Loss from Asset
   Impairment            1,971         --         --       1,971         141
Loss on Sale of
   Assets                  366          4         --         370         215
Interest Exp.
  (Income), net            662        390         86         966         825
                       -------    -------    -------     -------     -------
   Loss, Continuing
     Operations before
     income taxes       (6,887)    (1,216)      (992)     (7,111)     (1,731)
(Provision for)
   benefit from
   income taxes          1,048         (3)       --        1,045          (3)
                       -------    -------    -------     -------     -------
   Loss, Continuing
     Operations        $(5,839)   $(1,219)     $(992)    $(6,066)    $(1,735)
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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1,490,000 for 1999 compared to $3,706,000 for the prior year, a decrease of $2,215,000 or 60%. The significant decrease is primarily due to the expected cost and related overhead reduction pertaining to the phasing out of the Company's discontinued agricultural and real estate operations. In addition, the prior year included $672,000 of administrative costs related to TPE, which was sold early in 1999, $360,000 of corporate restructuring consulting fees, and $188,000 related to the cost associated with options granted to members of the Company's Board of Directors.

INTEREST EXPENSE, NET OF INTEREST INCOME

     For 1999, interest expense, net of interest income, was $825,000, compared to $966,000 for 1998, a decrease of $143,000 or 15%, due largely to the pay down of debt from asset sales.

LOSS FROM ASSET IMPAIRMENT

     In 1998 the Company incurred a $1,971,000 loss from asset impairment related to a green waste contract that did not materialize and soil enhancement operations that were suspended. Such losses for 1999 were only $141,000 as the substantial portion of the loss was incurred the prior year.

GAIN OR LOSS ON SALE OF ASSETS

     For 1999, the Company realized a net loss of $215,000 on the sale of assets compared to a net loss of $370,000 in 1998. The higher prior year's loss related primarily to the liquidation of assets, related to the Company's initial green waste pilot program.


LOSS FROM CONTINUING OPERATIONS

     For 1999, the Company incurred a net loss of $1,735,000 from continuing operations compared to a loss of $7,111,000 for the prior year. The material disparity between the two years is principally that 1998 was a start-up year for biomass operations and included a full year loss from tree maintenance activities, which were disposed of in early 1999. Concerning the 1999 loss, $637,000 was attributable to TPE's tree maintenance operations, which were sold early in 1999. Additional administrative costs were incurred in relocating the Company's headquarters. Interest costs will also decrease as the Company has reduced its debt by 42%. As volume increases for 2000 and future years, based on the Company's expanding contractual backlog, the Company is expected to operate profitably.

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

     For years  1998 and  1999,  implementation  of the Plan has had a  material impact on the presentation of the Company's financial statements. This is because operations, cash flows and net assets of these operations for both years have been classified as discontinued operations, and the assets for these operations were reduced to the lower of cost or net realizable value, resulting in significant charges to earnings. Accordingly, the Company's agribusiness and real estate operations have been accounted for as discontinued operations and the results thereof have been excluded from continuing operations in the Company's consolidated financial statements. For fiscal 1998, which had limited biomass start-up revenues, this resulted in a loss of $15,786,000 of which $9,947,000 pertained to discontinued operations, principally due to the write-down of real estate and related assets. For 1999, which was the first full year of biomass operations, the net loss was $9,186,746 of which $7,452,029 pertained to discontinued operations, principally related to the write-down of the San Antonio project.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's overall financial condition as of December 31, 1999, as compared to the prior year has not changed significantly, principally due to the Company's inability to liquidate all of its discontinued operations. However, some assets were sold, which served to reduce total debt from $19.7 million at December 31, 1998 to $11.4 million at the end of 1999. This $8.3 million debt reduction (42%) is expected to yield significant annual interest savings for the year 2000 and beyond. In addition, 1999 revenues from expanding biomass operations increased 111% over the prior year but, at $7.6 million, are below the projected $10 million threshold required to break even. Although the Company reported a loss of $1,735,000 for the year from continuing operations, due largely to the development of the new biomass business, it had a gross operating margin of 12.3%, which included losses from TPE, which diluted the target 15% margin from biomass operations. Revenue growth for the year 2000 was significantly enhanced in March, when the Company completed the acquisition of American Waste Transport which, when consolidated with the Company, should generate $25 million of revenues for 2000--an increase of 227% over 1999, and with a gross margin expected to exceed 12%, should generate adequate funds for operations. Moreover, the Company now has a contractual backlog in place of more than $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods. Also, in March 2000 the Company successfully completed a $3 million private placement of 6% convertible preferred stock. A portion of the capital was used for the acquisition of American Waste Transport and for the payment of dividends on the Series A Convertible Preferred stock. The remaining net proceeds will be largely used for working capital and for capital equipment needs to service the Company's expanding contractual base.

     The Company's current ratio was .66 at December 31, 1999 compared to 1.11 the prior year, primarily due to the write off of assets of discontinued operations, which were classified as current, pending their anticipated disposition. This ratio significantly improved in the first quarter 2000 as a result of the private placement of preferred stock, which provided $3 million of proceeds. Moreover, liquidity is expected to continue to improve during 2000 as a result of (i) the intense management of cash flow; (ii) the Company has adequate lines of credit in place and has plans to moderately expand both senior and subordinated debt to fund working capital related to the Company's large contract backlog; (iii) during 2000 the Company expects to liquidate its $2.5 million agricultural property investment, (iv) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and

(v) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reasons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

YEAR 2000 COMPLIANCE

     To date management of the Company believes that its software packages currently in use are Year 2000 compliant. Management does not expect that the financial impact of required modifications to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth and those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Form 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the clean green waste and solid waste transportation industries. Future trends and results cannot be predicted with certainty. In particular:

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

RISK FACTORS

OPERATING LOSS; ACCUMULATED DEFICIT

     In connection with the implementation of the Plan, the Company's agribusiness and land planning/development operations have been accounted for as discontinued operations and the results thereof, for 1998 and 1999, have been excluded from continuing operations. This resulted in classifying most revenues for 1998 as discontinued operations, as most of the Company's revenues prior then were derived from now discontinued operations. In 1999 the Company incurred an after-tax loss of $9,186,746 from all operations as compared to an after-tax loss of $15,785,686 for fiscal 1998. As of December 31, 1999, the Company had an accumulated deficit of $24,781,849. Although the Company expects to generate working capital from its continuing biomass and transportation operations and divestiture of the Company's remaining agricultural investment, the Company has shifted its focus to biomass activities with which it has relatively little experience, and there can be no assurance the Company will have profitable operations in the future.

WE USE DEBT FINANCING.

Our organizational documents do not contain any limitation on the amount or percentage of indebtedness, funded or otherwise, we might incur. Accordingly, we, and our affiliates, could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to pay dividends to our stockholders and result in an increased risk of default on our obligations. We are also subject to other risks normally associated with debt financing. We have used indebtedness and leveraging to finance development and acquisition, and, therefore, most of our equipment is lease financed. If we are unable to make lease payments on time, or if certain other events of default occur, this equipment could be repossessed or otherwise transferred to the lessor with a consequent loss of income and asset value.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; COMPETITION

     The Company's quarterly results have varied significantly in the past, although and it is likely that this variability will not be as severe in the future due to the existence if of long-term solid waste transport contracts, and the state of California law ("AB 939") mandating recycling. Many factors remain beyond the Company's control, including: the impact of potential increased competition with respect to the Company's biomass activities by municipalities that maintain their own waste collection and landfill operations and have significant financial advantages over the Company due to, among other things, the availability of tax revenues and tax-exempt financing; the implementation and enforcement of and compliance with legislation such as AB 939; the price and availability of fuel and other resources needed for the Company's solid waste transportation and biomass activities; the financial health of the Company's customers; and economic conditions generally. The ability of the Company to successfully obtain new biomass and transportation contracts and the volume of the stream of biomass available to the Company for transport or recycling under existing contracts during a quarter are difficult to forecast. Such fluctuations may also contribute to volatility in the market price for the Common Stock of the Company.

CUSTOMER CONCENTRATION

     The Company derives a significant portion of its revenues from a relatively limited number of customers. The foundation of the Company's initial solid waste transportation activities was an exclusive transport contract with Waste Management. Initially, this one customer accounted for over 77% of revenues from continuing operations. With the acquisition of American Waste Transport in March 2000, this customer concentration is expected to fall to less than 60%, and decline further during the year as additional new accounts are obtained. However, there can be no assurance that the Company will be successful in obtaining additional transportation and biomass contracts. Further, the Company anticipates that its contracts with Waste Management will continue to account for a majority of its transportation revenues for the foreseeable future. The loss of this customer or failure of Waste Management to continue to provide a reliable stream of biomass for transport would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

ENVIRONMENTAL REGULATION AND LIABILITY

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("Superfund" or "CERCLA"), has been interpreted by some courts to impose strict, joint and several liability on current and former owners or operators of facilities at which there has been a release or a threatened release of a "hazardous substance" and on persons who generate, transport or arrange for the disposal of such substances at the facility. Thousands of substances are defined as "hazardous" under CERCLA and their presence, even in minute amounts, can result in substantial liability. The statute provides for the remediation of contaminated facilities and imposes the costs therefore on the responsible parties. The costs of conducting such a cleanup and the damages can be very significant and, given the limitations in insurance coverage for these risks, could have a material adverse impact on the Company and its financial condition.

While the Company may be able to obtain comprehensive pollution insurance at reasonable costs, it may carry only such coverage, if any, as is required by regulatory permits. In addition, the extent of insurance coverage under certain forms of policies has been the subject in recent years of litigation in which insurance companies have, in some cases, successfully taken the position that certain risks are not covered by such policies. If, in the absence of such insurance, the Company were to incur liability for environmental damages of sufficient magnitude, it could have a material adverse effect on the Company and its financial condition.

SOME OF OUR OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST.

Several of our directors are independently employed and those persons, by engaging in other business activities, have conflicts of interest in allocating their time and resources. Two of our officers and directors, Fred Behrens and Robert Wright, have ownership interests in some of our affiliates, which has resulted in both existing and potential conflicts of interest. Our business dealings with some of our affiliates are not the result of arm's-length negotiations. For a more detailed account of those existing and potential conflicts of interest, see the information contained under the heading "Certain Relationships and Related Transactions" in this Prospectus.

VOTING RIGHTS UPON DEFAULT REGARDING PAYMENT OF DIVIDENDS.

We are in arrears on paying quarterly dividends on our Series A 9% Convertible Preferred Stock. The total amount of dividend arrearages on the Series A 9% Preferred Stock as of April 30, 2000 was $553,959. All of our Series B Preferred Stock has been converted into 591,621 shares of our $.002 par value common stock. Dividends accrued on that Series B Preferred Stock prior to conversion in the amount of $538,459 which was paid through the issuance of 53,846 Series B Preferred Stock to those holders of Series B Preferred Stock. The holders of our Series A 9% Convertible Preferred Stock have the right, voting as a class, to elect two (2) members of our Board of Directors on that date which is two (2) years after the date on which we have defaulted in the payment of dividends on the Series A 9% Convertible Preferred Stock, if such default occurs. Poor operating results may leave us without the resources to make the dividend payments for the Series A Preferred Stock, resulting in a change in the composition of the Board of Directors and, therefore, a potential significant change in our management.


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

     ROBERT A. WRIGHT has served as the President, and a director of the Company since 1988. Mr. Wright also serves as the President and director of Sun Goddess Farms, Inc. In April 2000, Mr. Wright agreed to vacate the office of President to assist with the management/liquidation of certain discontinued operations. He remains a Company director. During the past 25 years Mr. Wright has been, and continues to be, a principal in and the President of a farm equipment manufacturing company located in central Illinois. Mr. Wright also served as general partner or co-general partner for several agricultural real estate partnerships, which were not organized by the Company or its affiliates. Mr. Wright holds a Bachelor of Science degree in Business (Management and Finance) from the University of Colorado. Mr. Wright is a general partner of the Partnership, which filed a voluntary Chapter 11 Reorganization Petition under the federal Bankruptcy Act to resolve certain issues with the Riverside County Tax Assessor's Office on or about March 20, 1996. The decision to file for reorganization was made to protect certain real property owned by the
Partnership from foreclosure while the property was being reappraised. The issues raised in the Petition have been favorably resolved and the Partnership has dismissed the Petition.

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

OPTIONS GRANT IN LAST FISCAL YEAR

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

                     AGGREGATED OPTION EXERCISES DURING 1999
                                       AND
                       OPTION VALUES ON DECEMBER 31, 1999



                   Number of
                    Shares
                 Acquired Upon                    Number of Unexercised     Value of Unexercised In-the-
                  Exercise of   Value Realized      Options 12/31/99          Money Options 12/31/99(1)
                                                --------------------------  ----------------------------
   Name              Option     Upon Exercise   Exercisable  Unexercisable   Exercisable   Unexercisable
--------------    ----------    -------------   -----------  -------------  -------------  -------------

Fred H. Behrens     246,955       $343,514           --           --             --             --
Robert A. Wright    175,928        244,715           --           --             --             --



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

     On November 30, 1995, the Company acquired a 50% interest in PS III Farms, LLC, which leases 6,490 acres to one of the limited liability company members, which is not affiliated with the Company. The lease expired December 31, 1999 and has been renewed for an additional five years pending negotiations to sell the Company's 50% interest to its partner during 2000. The primary crop grown on the farm is potatoes.

     The Company holds a 99% ownership interest in Las Palomas Country Club Estates LLC, a California limited liability company, which previously acted as the development entity for the golf course owned by an affiliated partnership, all operations has been transferred to AFC in December 1999.

     Fred H. Behrens, Chairman, Chief Executive Officer, director, and principal shareholder of the Company holds a 1% ownership interest in Las Palomas Country Club Estates LLC. The Company also holds a 99% ownership interest in AMCOR Builders LLC, which previously managed the construction operations of the Company in Texas prior to being transferred to AFC. Robert A. Wright, former President and Chief Operating Officer, who remains director and principal shareholder of the Company holds a 1% ownership interest in AMCOR Builders LLC. The Company holds a 99% ownership interest in AMCOR Biomass Farms LLC. Enterprise packing Company ("EPC") owns 442 limited partnership interests issued by Lake Valley. Mr. Behrens and Mr. Wright are the only general partners of Lake Valley and EPC. There are 2,600 limited partnership interests of Lake Valley presently issued and outstanding. Therefore, by attribution of their ownership interests in EPC, Messrs. Behrens and Wright jointly own 17% of the issued and outstanding limited partnership interests of Lake Valley.

     In December 1997, Messrs. Behrens and Wright agreed, at the lenders' request, to personally guarantee $4,250,000 of debt financing obtained by the Company from GMAC Credit Corporation and TexStar Bank in connection with the Las Palomas golf course/subdivision project. In consideration for the guarantee, the Company agreed to pay to Messrs. Behrens and Wright $212,500. Messrs. Behrens and Wright assigned to the Company their rights to this guarantee fee effective August 31, 1998 as described below in this Item 12.

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

                             USA Biomass Corporation

                 Index to the Consolidated Financial Statements
                  As of December 31, 1999 and 1998 and for the
               Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

Independent Auditors' Report ...............................................   1

Consolidated Financial Statements for USA Biomass Corporation:

     Consolidated Balance Sheets as of December 31, 1999 and 1998 ..........   2

     Consolidated Statements of Operations for the Year Ended
        December 31, 1999, the Four Month Period Ended December
        31, 1998 and the Year Ended August 31, 1998 ........................   5

     Consolidated Statements of Shareholders' Equity for the Year
        Ended December 31, 1999, the Four Month Period Ended
        December 31, 1998 and the Year Ended August 31, 1998 ...............   6

     Consolidated Statements of Cash Flows for the Year Ended
        December 31, 1999, the Four Month Period Ended December 31,
        1998 and the Year Ended August 31, 1998 ............................   8

Notes to the Consolidated Financial Statements .............................  13

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Biomass Corporation and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, the four month period ended December 31, 1998, and the year ended August 31, 1998, in conformity with generally accepted accounting principles.


Kelly & Company
Newport Beach, California
April 12, 2000

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------



                                     ASSETS

                                                                               1999             1998
                                                                            -----------     -----------
Current assets:

  Cash and equivalents                                                      $   540,651     $   767,293
  Cash held in escrow                                                           617,176            --
  Cash held in trust                                                            203,891            --
  Accounts  receivable,  net of allowance for doubtful accounts of
     $90,580 and $54,985 as of December 31, 1999 and December 31, 1998,
     respectively                                                               862,619         526,170
  Receivable from affiliates                                                     25,869            --
  Income taxes  receivable                                                         --           292,639
  Other current assets                                                          129,589         423,295
  Net current assets of discontinued operations                               1,248,670       8,337,976
                                                                            -----------     -----------
     Total current assets                                                     3,628,465      10,347,373
  Property and equipment, net of accumulated depreciation                     7,584,040       9,104,446
  Note receivable, noncurrent                                                      --         6,462,347
  Other assets                                                                   31,963         127,645
  Intangible assets, net of accumulated amortization                            391,667         441,666
                                                                            -----------     -----------
  Total assets                                                              $11,636,135     $26,483,477
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

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


                 LIABILITIES AND SHAREHOLDERS' EQUITY, CONTINUED


                                                                                       1999            1998
                                                                                   ------------    ------------
Shareholders' equity:

      Preferred Stock (2,000,000 shares authorized):
           Series A, 9% Convertible Preferred Stock, $0.01 par value;
               cumulative nonvoting; $7,422,000 and $7,475,000 aggregate
               liquidation preference at December 31, 1999 and 1998,
               respectively; 812,500 shares authorized, 742,200 and 747,500 shares issued and outstanding at December 31, 1999 and 1998,
               respectively                                                        $      7,422    $      7,475
           Series B, 6% Convertible Preferred Stock, $0.01 par value;
               cumulative nonvoting; 750,000 shares authorized, 394,414 shares
               issued and outstanding at December 31, 1998                                 --             3,944
      Common stock, $0.002 par value; 25,000,000 shares authorized, 9,509,856 and 7,761,385 shares issued, 9,485,606 and 7,737,135 shares
        outstanding at December 31, 1999 and 1998, respectively                          19,018          15,522
      Additional paid-in capital                                                     25,235,189      21,970,123
      Accumulated deficit                                                           (24,781,849)    (15,056,644)
      Notes receivable on common stock                                                 (102,500)           --
      Treasury stock, at cost (24,250 common shares at
        December 31, 1999 and 1998)                                                    (118,339)       (118,339)
                                                                                   ------------    ------------

Total shareholders' equity                                                              258,941       6,822,081
                                                                                   ------------    ------------

Total liabilities and shareholders' equity                                         $ 11,636,135    $ 26,483,477
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

--------------------------------------------------------------------------------


                                                                                  For the Four Month
                                                              For the Year Ended     Period Ended      For the Year Ended
                                                               December 31, 1999   December 31, 1998    August 31, 1998
                                                              ------------------  ------------------   ------------------
Revenues                                                          $  7,644,907        $  2,024,830       $  2,005,611
Cost of revenues                                                     6,704,505           1,694,250          2,665,206
                                                                  ------------        ------------       ------------

      Gross margin                                                     940,402             330,580           (659,595)
General and administrative expenses                                  1,490,421           1,152,697          3,228,682
Loss from asset impairment                                             141,050                --            1,971,123
Loss on sale of assets                                                 215,258               3,768            365,990
                                                                  ------------        ------------       ------------
      Operating loss from continuing operations                        906,327             825,885          6,225,390
Interest expense, net                                                  825,190             389,429            661,889
                                                                  ------------        ------------       ------------
      Loss from continuing operations before income taxes            1,731,517           1,215,314          6,887,279
Provision for (benefit from) income taxes                                3,200               3,200         (1,048,475)
                                                                  ------------        ------------       ------------

Loss from continuing operations                                      1,734,717           1,218,514          5,838,804
                                                                  ------------        ------------       ------------
Discontinued operations (Note 4):
      Estimated loss from disposal of discontinued operations        5,346,328             814,550          2,878,813
      Loss from  discontinued operations (Note 12)                   2,105,701                --            7,068,069
                                                                  ------------        ------------       ------------
      Total                                                          7,452,029             814,550          9,946,882
                                                                  ------------        ------------       ------------

Net loss                                                          $  9,186,746        $  2,033,064       $ 15,785,686
                                                                  ============        ============       ============

Loss from continuing operations per common share,
   basic and diluted                                              $       0.41        $       0.20       $       0.88
                                                                  ============        ============       ============

Net loss per common share, basic and diluted                      $       1.35        $       0.31       $       2.19
                                                                  ============        ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                                                                       Common
                                                          Series A       Series B                      Shares          Series A
                                                         Preferred      Preferred        Common        Held in         Preferred
                                                           Shares         Shares         Shares        Treasury          Stock
                                                         ----------     ----------     ----------      ----------      ----------
Balance, August 31, 1997                                       --          404,414      7,172,974            --              --
   Issuance of Series A 9% Convertible Preferred
      stock                                                 747,500           --             --              --        $    7,475
   Shares issued upon exercise of options                      --             --           31,250            --              --
   Shares issued in payment of debt                            --             --           14,927            --              --
   Shares issued for the acquisition of TransPacific
    Environmental, Inc.                                        --             --          406,109            --              --
   Shares issued in settlement of litigation                   --             --          144,000            --              --
   Stock options  granted to
    nonemployees for consulting and other  services            --             --             --              --              --
   Treasury shares  acquired                                   --             --             --           (24,250)           --
   Shares reacquired and retired                               --             --           (7,875)           --              --
   Series A Preferred stock  dividends                         --             --             --              --              --
   Net loss                                                    --             --             --              --              --
                                                         ----------     ----------     ----------      ----------      ----------

Balance, August 31, 1998                                    747,500        404,414      7,761,385         (24,250)     $    7,475
                                                         ==========     ==========     ==========      ==========      ==========

                                                                                         Common                          Retained
                                                          Series B                       Stock          Additional       Earnings
                                                         Preferred        Common         Held in         Paid-in       (Accumulated
                                                           Stock          Stock          Treasury        Capital          Deficit)
                                                        ------------   ------------    ------------    ------------    ------------

Balance, August 31, 1997                                $      4,044   $     14,345            --      $ 14,242,065    $  3,259,382
  Issuance of Series A 9% Convertible Preferred
     stock                                                      --             --              --         6,161,869            --
  Shares issued upon exercise of options                        --               63            --            62,437            --
  Shares issued in payment of debt                              --               30            --            70,869            --
  Shares issued for the acquisition of TransPacific
     Environmental, Inc.                                        --              812            --         1,195,030            --
  Shares issued in settlement of litigation                     --              288            --            83,093            --
  Stock options  granted to
   nonemployees for consulting and other  services              --             --              --           187,500            --
  Treasury shares  acquired                                     --             --      $   (118,339)           --              --
  Shares reacquired and retired                                 --              (16)           --           (32,840)           --
  Series A Preferred stock  dividends                           --             --              --              --          (497,276)
  Net loss                                                      --             --              --              --       (15,785,686)
                                                        ------------   ------------    ------------    ------------    ------------

Balance, August 31, 1998                                $      4,044   $     15,522    $   (118,339)   $ 21,970,023    $(13,023,580)
                                                        ============   ============    ============    ============    ============

                                                        Notes
                                                    Receivable on
                                                        Common
                                                        Stock             Total
                                                    -------------     ------------
Balance, August 31, 1997                                     --       $ 17,519,836
  Issuance of Series A 9% Convertible Preferred
     stock                                                   --          6,169,344
  Shares issued upon exercise of options                     --             62,500
  Shares issued in payment of debt                           --             70,899
  Shares issued for the acquisition of TransPacific
     Environmental, Inc.                                     --          1,195,842
  Shares issued in settlement of litigation                  --             83,381
  Stock options  granted to
   nonemployees for consulting and other  services           --            187,500
  Treasury shares  acquired                                  --           (118,339)
  Shares reacquired and retired                              --            (32,856)
  Series A Preferred stock  dividends                        --           (497,276)
  Net loss                                                   --        (15,785,686)
                                                             --       ------------

Balance, August 31, 1998                                     --       $  8,855,145
                                                     ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                                                                     Common
                                                         Series A       Series B                     Shares        Series A
                                                        Preferred      Preferred       Common        Held in       Preferred
                                                         Shares          Shares        Shares       Treasury         Stock
                                                        ---------      ---------      ---------     ---------      ---------
Balance, August 31, 1998                                  747,500        404,414      7,761,385       (24,250)     $   7,475
   Share cancellation                                        --          (10,000)          --            --             --
   Net loss                                                  --             --             --            --             --
                                                        ---------      ---------      ---------     ---------      ---------

Balance, December 31, 1998                                747,500        394,414      7,761,385       (24,250)         7,475
   Common stock issued in settlement of debt                 --             --          563,527          --             --
   Series B Convertible Preferred shares issued
      for cumulative dividends in arrears                    --           53,846           --            --             --
   Conversion of Series B Convertible Preferred
      Stock to common stock                                  --         (448,260)       591,621          --             --
   Common stock issued on exercise of stock options          --             --          585,383          --             --
   Conversion of Series A Convertible Preferred
      stock to common stock                                (5,300)          --            7,940          --              (53)
   Common stock options issued for services                  --             --             --            --             --
   Notes receivable arising from exercise of
       stock options                                         --             --             --            --             --
   Net loss                                                  --             --             --            --             --
                                                        ---------      ---------      ---------     ---------      ---------
Balance, December 31, 1999                                742,200           --        9,509,856       (24,250)     $   7,422
                                                        =========      =========      =========     =========      =========


                                                                                      Common                         Retained
                                                       Series B                       Stock          Additional      Earnings
                                                      Preferred         Common        Held in         Paid-in      (Accumulated
                                                        Stock           Stock         Treasury        Capital         Deficit)
                                                     ------------    ------------   ------------    ------------   ------------
Balance, August 31, 1998                             $      4,044    $     15,522   $   (118,339)   $ 21,970,023   $(13,023,580)
   Share cancellation                                        (100)           --             --               100           --
   Net loss                                                  --              --             --              --       (2,033,064)
                                                     ------------    ------------   ------------    ------------   ------------

Balance, December 31, 1998                                  3,944          15,522       (118,339)     21,970,123    (15,056,644)
   Common stock issued in settlement of debt                 --             1,127           --         1,728,693           --
   Series B Convertible Preferred  shares issued
      for cumulative dividends in arrears                     538            --             --           537,921       (538,459)
   Conversion of Series B Convertible Preferred
      stock  to common stock                               (4,482)          1,183           --             3,299           --
   Common stock issued on exercise of stock options          --             1,170           --           977,941           --
   Conversion of Series A Convertible Preferred
       shares to common  shares                              --                16           --                37           --
    Stock options issued for services                        --              --             --            17,175           --
   Notes receivable arising from exercise of
       stock options                                         --              --             --              --             --
   Net loss                                                  --              --             --              --       (9,186,746)
                                                     ------------    ------------   ------------    ------------   ------------
Balance, December 31, 1999                                   --      $     19,018   $   (118,339)   $ 25,235,189   $(24,781,849)
                                                     ============    ============   ============    ============   ============


                                                           Notes
                                                       Receivable on
                                                          Common
                                                           Stock            Total
                                                       -------------     -----------
Balance, August 31, 1998                                $      --        $ 8,855,145
   Share cancellation                                          --               --
   Net loss                                                    --         (2,033,064)
                                                        -----------      -----------

Balance, December 31, 1998                                     --          6,822,081
   Common stock issued in settlement of debt                   --          1,729,820
   Series B Convertible Preferred stock issued
      for cumulative dividends in arrears                      --               --
   Conversion of Series B Convertible Preferred
      stock  to common stock                                   --               --
   Common stock issued on exercise of stock options            --            979,111
   Conversion of Series A Convertible Preferred
      stock  to common stock                                   --               --
   Common stock options issued for services                    --             17,175
   Notes receivable arising from exercise of
       stock options                                       (102,500)        (102,500)
   Net loss                                                    --         (9,186,746)
                                                        -----------      -----------
Balance, December 31, 1999                              $  (102,500)     $   258,941
                                                        ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                                                        For the Four Month
                                                                   For the Year Ended     Period Ended        For the Year Ended
                                                                    December 31, 1999   December 31, 1998      August 31, 1998
                                                                   ------------------   ------------------    ------------------
Cash flows from operating activities:
      Net loss                                                         $ (9,186,746)       $ (2,033,064)       $(15,785,686)
       Deduct loss from discontinued
       operations                                                         7,452,029             814,550           9,946,882
                                                                       ------------        ------------        ------------
      Net loss from continuing operations                                (1,734,717)         (1,218,514)         (5,838,804)
      Adjustments to reconcile net loss to net
cash
        used in operating
activities:
           Depreciation                                                     958,929             268,658             316,229
           Amortization                                                      49,999              16,666              41,668
           Provision for uncollectible accounts                              50,580              14,985                --
           Loss on impairment of assets                                     141,050                --             1,971,123
           Loss on sale of assets, net                                      187,258                --               365,990
           Provision for settlement expense                                    --                  --               112,129
           Stock options granted to nonemployees
              for consulting and other services                                --                  --               187,500
           Stock Compensation                                                17,175                --                  --
           Issuance of common stock for accrued interest expense             55,376                --                  --
           Reduction of accrued remediation costs                          (254,496)               --                  --
      Decrease (increase) in assets, net of effect of
         acquisition of TransPacific Environmental, Inc.:
           Cash held in escrow                                             (617,176)               --                  --
           Cash held in trust                                              (203,891)               --                  --
           Accounts receivable                                             (387,029)           (205,621)            (97,855)
           Income taxes recoverable                                         292,639                --              (292,639)
           Other current assets                                             293,706              57,625             710,093
           Due from related parties                                            --                  --               239,887
           Other assets                                                      95,682             (97,464)              2,782
      Increase (decrease) in liabilities, net of effect of
        acquisition of TransPacific Environmental, Inc.:
           Accounts payable                                                (144,759)            678,193             106,421
           Payroll and payroll taxes payable                               (258,685)           (174,307)             87,557
           Accrued remediation costs                                        (71,696)               --              (507,000)
           Income taxes payable                                              13,110             331,632          (1,033,200)
           Accrued interest payable                                         243,921             143,526            (181,583)
           Deferred taxes                                                      --                  --               (55,894)
           Payable to affiliates                                           (412,694)            105,518                --
                                                                       ------------        ------------        ------------
Net cash used in operating activities of
   continuing operations                                                 (1,685,718)            (79,103)         (3,865,596)


Net cash used in operating activities of
   discontinued operations                                                 (640,801)         (1,193,334)         (6,105,493)
                                                                       ------------        ------------        ------------

Cash used in operating activities                                      $ (2,326,519)       $ (1,272,437)       $ (9,971,089)
                                                                       ------------        ------------        ------------

The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                       The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                                                                                     For the Four Month
                                                                For the Year Ended      Period Ended      For the Year Ended
                                                                 December 31, 1999    December 31, 1998    August 31, 1998
                                                                ------------------   ------------------   ------------------
Cash flows provided by (used in) investing activities:
      Purchases of property and equipment                           $  (123,008)       $  (512,285)       $  (142,777)
      Proceeds  from the sale of a note receivable                    2,462,347               --                 --
      Proceeds from sales of property and equipment                     132,084               --              101,393
      Acquisition of TransPacific Environmental, Inc., net of
        cash acquired                                                      --                 --             (398,154)
                                                                    -----------        -----------        -----------
Net cash provided by (used in)investing activities of
   continuing operations                                              2,471,423           (512,285)          (439,538)

Net cash provided by investing activities
   of discontinued operations                                           963,676               --            4,199,029
                                                                    -----------        -----------        -----------

Cash provided by (used in) investing  activities                      3,435,099           (512,285)         3,759,491
                                                                    -----------        -----------        -----------

Cash flows provided by (used in) financing activities:

      Proceeds from lines of credit                                      15,000            625,000            249,610
      Proceeds from notes and loans                                        --            1,464,289          2,229,065
      Repayment of notes and loans                                     (574,280)          (387,349)        (3,098,801)
      Repayment of capital lease obligations                           (589,444)           (63,511)          (442,340)
      Proceeds from exercise of options                                 200,000               --                 --
      Repayment of notes and  loans - affiliates                        (52,900)            85,815               --
      Dividends paid on Series A Preferred stock                           --                 --             (497,276)
      Acquisition of treasury shares                                       --                 --             (118,339)
      Net proceeds from issuance of Series A
        Preferred stock                                                    --                 --            6,169,344
      Purchase and retirement of common stock                              --                 --              (32,856)
      Exercise of stock options                                            --                 --               62,500
                                                                    -----------        -----------        -----------

Net cash provided by (used in) financing activities of
   continuing operations                                             (1,001,624)         1,724,244          4,520,907

Net cash provided by (used in) financing activities of
   discontinued operations                                             (333,598)              --            2,338,596
                                                                    -----------        -----------        -----------

Cash provided by (used in) financing activities                      (1,335,222)         1,724,244          6,859,503
                                                                    -----------        -----------        -----------

Net increase (decrease) in cash                                        (226,642)           (60,478)           647,905

Cash and equivalents at beginning of  period                            767,293            827,771            179,866
                                                                    -----------        -----------        -----------

Cash and equivalents at end of  period                              $   540,651        $   767,293        $   827,771
                                                                    ===========        ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
              For the Year Ended December 31, 1999, the Four Month
                       Period Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                Supplemental Disclosures of Cash Flow Information

                                                         For the Four Month
                                   For the Year Ended      Period Ended       For the Year Ended
                                    December 31, 1999    December 31, 1998     August 31, 1998
                                   ------------------   -------------------   ------------------
Cash paid during the period for:
      Interest:
        Continuing operations           $1,196,703          $  189,382           $  838,066
        Discontinued operations            582,927             383,999              521,191
                                        ----------          ----------           ----------
                                        $1,779,630          $  573,381           $1,359,257
                                        ==========          ==========           ==========
      Income taxes                            --                  --             $  332,589
                                        ==========          ==========           ==========


                            Supplemental Schedule of
      Non-Cash Investing and Financing Activities of Continuing Operations
Satisfaction of debt through issuance of stock:
      Liabilities satisfied                           $ 1,674,442        --       $    70,899
      Common stock issued                             $(1,674,442)       --           (70,899)
Dividends on Preferred Stock:
      Additional paid in capital                      $   538,459        --              --
      Reduction in retained earnings                  $  (538,459)       --              --
Exercise of stock options:
      Reduction of liabilities                            676,613        --              --
      Common shares issued                               (676,613)       --              --
Retirement of line of credit:
      Line of credit satisfied                            249,610        --              --
      Increase in loans payable                          (249,610)       --              --
 Conversion of preferred stock to common stock:
      Preferred shares converted                            4,535        --              --
      Common shares issued                                 (4,535)       --              --
Issuance of note receivable on common stock:
      Receivable on common stock                          102,500        --              --
      Common shares issued                               (102,500)       --              --


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

                            Supplemental Schedule of
 Non-Cash Investing and Financing Activities of Continuing Operations, Continued

                                                                                            For the Four Month
                                                                       For the Year Ended      Period Ended      For the Year Ended
                                                                        December 31, 1999    December 31, 1998     August 31, 1998
                                                                       ------------------   ------------------   ------------------
Assets disposed of in non-cash transaction:
      Assets disposed                                                        $  (725,784)              --                 --
      Liabilities satisfied                                                      725,784               --                 --
Assets acquired (disposed of) in non-cash transactions:
      Assets acquired                                                           (853,691)       $ 5,141,152        $ 1,141,225
      Receivables from related parties                                            65,744               --              815,184
      Capital lease obligations incurred                                         787,947         (2,969,244)          (727,610)
      Liabilities incurred                                                          --           (2,171,908)          (413,615)
      Liability to officer incurred                                                 --                 --             (815,184)

Settlement liability and affiliates receivable:
      Liability to estate of former officer                                         --                 --          $  (283,388)
      Receivable from  affiliates                                                   --                 --              283,388

Purchase of all the capital stock of TransPacific Environmental, Inc.:
      Fair value of assets acquired                                                 --                 --          $ 2,260,933
      Less:
           Cash paid                                                                --                 --             (411,207)
           Common stock issued                                                      --                 --           (1,195,842)
           Liabilities assumed                                                      --                 --          $  (653,884)

Included in the net liabilities  assumed were the following operating assets and liabilities:
      Cash                                                                          --                 --          $    13,053
      Accounts receivable                                                           --                 --              116,235
      Other current assets                                                          --                 --               48,531
      Other assets                                                                  --                 --                2,230
      Accounts payable                                                              --                 --             (679,283)
      Notes payable                                                                 --                 --             (154,650)

The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

1.   Description of the Company's Business

     The operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of clean green waste processing ("biomass"), and waste transportation, which commenced in October 1998. These activities take place exclusively in Southern California. In January 1999, the Company changed its year end to December 31.

     During the year ended August 31, 1998, the Company commenced its biomass operations, and in December 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities (Note 4). After a one year period, the Company has completed a majority of the steps necessary to transition from its historical activities to its current segments. Although this has resulted in the recognition of significant losses in the periods, the Company believes that the combination of its long term waste transportation contracts, its growing biomass operations, and the preferred stock offering and acquisition of American Waste Transport in the first quarter of 2000 will enable it to successfully compete in its current lines of business.

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

     Intangible Assets

     Intangible assets include licenses, lease agreements and customer lists. Intangible assets are amortized using the straight-line method over a period of 10 years. Regularly, the Company assesses the intangible assets for impairment based on recoverability of the balances from expected future operating cash flows on an undiscounted basis (Note 8).

     Long Lived Assets

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a writedown to fair value is required.

     As a result of the Company's review and assessment, and based upon the best information available in the circumstances, including independent appraisals, at December 31, 1999 and August 31, 1998 the Company determined that the carrying amounts of certain assets exceeded the fair value of such assets (Note 7).

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------


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

3.   Cash Held in Escrow and in Trust

     At December 31, 1999, the Company had funds held in an escrow account resulting from the sale of farmland from its discontinued agribusiness operations. The funds were held in escrow pending the Company's ability to secure a certain loan release. In February 2000, the loan release was obtained and the cash was released from the escrow account.

     At December 31, 1999, the Company had cash held in trust with an attorney to be used in the resolution of certain liabilities.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

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

     At August 31, 1998 estimated losses of approximately $1,543,000 anticipated on sales of discontinued operations and estimated operating losses of approximately $1,336,000 for the period from August 31, 1998 through the estimated dates of disposition of discontinued operations, currently expected to be December 31, 2000, were included in the estimated loss on disposal of discontinued operations. Additional losses on the dispositions of discontinued operations of $5,346,328 and $814,550 were recorded in the year ended December 31, 1999 and the four months ended December 31, 1998 due to asset sales at less than expected amounts and diminished appraised values resulting from slower than expected sales.

     Selected information for the discontinued agribusiness and real estate operations is presented below.

                                      For the Year Ended December 31, 1999
                             ---------------------------------------------------
                              Agribusiness        Real Estate        Total
                             ---------------   ---------------   ---------------
     Revenues                $    221,793      $    869,000      $   1,090,793
                             ===============   ===============   ===============

     Operating income (loss) $    489,763      $  1,615,938      $   2,105,701
                             ===============   ===============   ===============

     Loss on disposal        $    158,636      $  5,187,692      $   5,346,328
                             ===============   ===============   ===============

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------


4.    Discontinued Operations, Continued

                             For the Four Month Period Ended December 31, 1998
                             -------------------------------------------------
                             Agribusiness      Real Estate          Total
                             ------------      ------------      ------------
     Revenues                        --                --                --
                             ============      ============      ============
     Operating income (loss)         --                --                --
                             ============      ============      ============

     Loss on disposal                --        $    814,550      $    814,550
                             ============      ============      ============

                                       For the Year Ended August 31, 1998
                             ------------------------------------------------
                             Agribusiness      Real Estate          Total
                             ------------      ------------      ------------
     Revenues                $  6,057,166      $ 12,304,686      $ 18,361,852
                             ============      ============      ============
     Operating loss          $ (1,989,554)     $ (1,554,930)     $ (2,878,882)
                             ============      ============      ============
     Loss on disposal        $ (1,323,883)     $ (1,554,930)     $ (2,878,813)
                             ============      ============      ============


     At December 31, 1999, the remaining assets of the discontinued operations are the Company's receivable from a partnership that owned a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The lease has a remaining term of nine months and has been extended for an additional five years. The primary crop grown on the Oregon farm is potatoes. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $4,887,402 at December 31, 1999, which is included in the net assets of discontinued operations. Of this amount, $3,048,070 was collateralized by a golf course upon which the lender foreclosed in February 2000. The lender notified the Company that a deficiency of $1,600,000 exists after the foreclosure and in April 2000 filed a related lawsuit.


5.   Amounts Due to/Due from Affiliates

     Amounts due to/due from affiliates relate to the activities of a partnership, Enterprise Packing Company ("EPC"), the partners of which are two officers who are also shareholders and directors of the Company. The amount due from the partnership represents the net of advances to and other transactions with the partnership and bears interest at 8% per annum.

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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

5.   Amounts Due to/Due from Affiliates , Continued

     Assignment of Priority Receivable

     During the year ended August 31, 1998, EPC assigned its right to its priority receivable from a partnership to the Company in the amount of $428,841 as partial satisfaction of its amount owed to the Company. This receivable is included in discontinued operations.

     Exercise of Options

     During the year ended December 31, 1999, the Company made advances to EPC of approximately $100,000, and the two officers exercised options to purchase 422,883 shares of the Company's common stock. The exercise price of the purchased shares was paid through the cancellation of $676,613 of amounts due the officers by the Company.

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
                                                           ===========    ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------


7.   Property and Equipment, Continued

     The  following  is an  analysis  of  property  held  under  capital  leases
     (included in the preceding summaries) with related accumulated depreciation, depreciation expense, and the total depreciation expense of continuing operations:

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
                                             ===========       ===========


                                          For the Four Month
                     For the Year Ended     Period Ended      For the Year Ended
                      December 31, 1999   December 31, 1998    August 31, 1998
                     ------------------   ------------------  ------------------

     Capitalized lease
       depreciation
       expense              $436,913           $ 78,240             $119,934
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

     Asset Impairment

     During the year ended December 31, 1999, the four month period ended December 31, 1998 and the year ended August 31, 1998, certain assets (tangible and intangible) of the Company were reviewed for impairment as circumstances and situations changed such that there were indications that their carrying amounts were not recoverable.

     Tangible Assets

     In 1999, there were certain pieces of equipment previously utilized by the Company that were determined to no longer be necessary, or the Company significantly changed the manner and extent to which they were used in its biomass operations. When the Company determined that the assets would no longer be utilized, it decided to hold these assets for disposition and ceased recording depreciation expense. In this connection, the Company obtained an appraisal of the fair value less estimated costs of disposal of the equipment and, accordingly, recognized an impairment loss.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

7.   Property and Equipment, Continued

     Intangible Assets

     Subsequent to the acquisition of TransPacific Environmental, Inc. during the year ended August 31, 1998, the Company concluded, based upon its review of values assigned to the acquisition's intangible assets, and in particular the amount assigned to a pending City of Los Angeles curb-side green waste contract that facts and circumstances did not support the initial value ascribed to the contract, and accordingly, the Company recognized an impairment loss.

                                               For the Four Month
                           For the Year Ended     Period Ended     For the Year Ended
                            December 31, 1999  December 31, 1998     August 31, 1998
                           ------------------  ------------------  ------------------
     Impairment loss
       recognized on
       greenwaste equipment    $  141,050              --              $  634,563
     Impairment loss
         recognized on
         the intangible
         assets TPE
         greenwaste contract        --                 --               1,336,560
                               ----------              --              ----------
     Total                     $  141,050              --              $1,971,123
                               ==========         ==========           ==========

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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

9.   Lines of Credit

     Lines of credit consist of the following:

                                                                                          December 31,
                                                                                   -------------------------
                                                                                      1999          1998
                                                                                   ----------    -----------
     Borrowing under a $650,000 line of credit with a bank, interest at prime plus 1.50%. The weighted average interest rates on borrowings outstanding were 9.49% and 9.85% for the years ended December 31, 1999 and 1998, respectively, collateralized by all assets of the Company, and due June 30,
     2000                                                                          $  640,000    $   625,000

     Borrowing under a $250,000 line of credit with a bank, interest at prime plus 2%. The weighted average interest rate on borrowings outstanding was
     10.35% for the four month period ended December 31, 1998, paid in full
     during 1999                                                                          --         249,610
                                                                                   ----------    -----------

     Total                                                                            640,000        874,610

          Less: current portion                                                      (640,000)      (874,610)
                                                                                   ----------    -----------

     Total noncurrent                                                                     --           --
                                                                                   ==========    ===========

10.  Notes Payable

     Notes payable consist of the following:

     Notes Payable to Affiliates:

     Uncollateralized

     Notes payable, with effective interest rates ranging from 6% to 12% per annum. Notes with aggregate principal amounts of $175,000 are payable to individuals who are investors in limited partnerships managed by the
     Company and are in default and classified as current. A note of $210,815 is due to the spouse of a director, a major shareholder, and is due January 2,
     2001. Notes of $15,713 and $810,152 are payable to affiliated partnerships
     managed by the Company.                                                       $1,211,681    $ 2,495,284


     Note payable to an employee, with interest at 8% per annum,
     converted into common stock in November 1999.                                        --         370,189
                                                                                   ----------    -----------

           Total due to affiliates                                                  1,211,681      2,865,473

                Less: current portion                                                (190,714)    (2,268,053)
                                                                                   ----------    -----------

           Total noncurrent due to affiliates                                      $1,020,967    $   597,420
                                                                                   ==========    ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------


10.  Notes Payable, Continued

     Notes Payable to Third Parties:

     Uncollateralized

                                                                                           December 31,
                                                                                    --------------------------
                                                                                       1999           1998
                                                                                    -----------    -----------
     Note payable,  with interest at 8% per annum with monthly payments of
     $11,182, paid in 1999                                                                  --     $    46,011
                                                                                    -----------    -----------

     Total due to third parties - uncollateralized                                          --          46,011
                                                                                    -----------    -----------

     Collateralized

     Notes payable to individuals, paid in April 2000                               $    31,723        296,164

     Notes payable, collateralized by a vehicle, with interest at 9.50% per
     annum. The note is due in February 2004, with monthly payments of $714              29,396            --

     Note payable, collateralized by a note receivable, with interest at 12.25%.
     This note was paid in September 1999                                                   --       4,000,000

     Note payable, collateralized by Company's Bell Gardens facility, with interest at Wall Street Journal Prime plus 1% per annum, (8.5% at December
     31,1999). The note is due in December 2003, with monthly principal payments
     of $8,098                                                                          780,372        800,000

     Notes payable, collateralized by equipment with interest ranging from 8% to
     18.7% per annum. Maturity dates range from December 1999 to June 2004            2,219,514      2,099,578
                                                                                    -----------    -----------

     Total due to third parties - collateralized                                      3,061,005      7,195,742
                                                                                    -----------    -----------
     Total due to third parties                                                       3,061,005      7,241,753

         Less: current portion                                                         (727,717)      (979,954)
                                                                                    -----------    -----------

         Total noncurrent  due to third parties                                     $ 2,333,288    $ 6,261,799
                                                                                    ===========    ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

10.  Notes Payable, Continued

     Maturities of notes payable for the years ending December 31:

                2000                                             $  918,431
                2001                                              1,597,388
                2002                                                682,609
                2003                                                349,915
                2004 and thereafter                                 724,343

11.  Obligations Under Capital Leases


     The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:

                                                                                            December 31,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    -----------    -----------
     Capital leases with  effective  interest rates of 9.5% and 9.75% per annum, with aggregate monthly principal and interest payments of $3,545 through
     December 1998                                                                          --     $     7,924

     Capital lease with an effective interest rate of
     8.5% per annum, with monthly  principal and
     interest payments of $1,525 through September 2002                             $    36,737         49,960

     Capital  leases with interest  ranging from 9.1% to 12.62% per annum,  with monthly principal and interest payments ranging from $924 to $5,564,  which aggregate $21,515. Maturity dates range from
     August 2000 to June 2001                                                           302,021        518,464

     Capital  leases with an effective  interest  rate of 8.75% per annum,  with monthly  principal  and interest  payments  ranging from $4,125 to $15,044, which aggregate $54,779. Maturity dates range from
     October to December 2003                                                         2,636,259      2,998,728

     Capital  leases with interest  ranging from 7.60% to 8.50% per annum,  with monthly  principal and interest  payments  ranging from $394 to $488, which aggregate $1,329. Maturity dates range from
     September to November 2004                                                          64,638            --

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------


11.  Obligations Under Capital Leases, Continued

                                                                                          December 31,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    -----------    -----------
     Capital  leases  with  interest  ranging  from 7.8% to 17% per annum,  with monthly  principal  and  interest  payments  ranging from $1,040 to $6,691, which aggregate $16,426. Maturity dates range from
     February 2001 to March 2003                                                    $   321,933    $   622,614
                                                                                    -----------    -----------

     Total obligations under capital leases                                         $ 3,361,588    $ 4,197,690
                                                                                    ===========    ===========


     Future minimum lease payments under capital leases at December 31, 1999 are as follows:



           2000                                                                                    $ 1,063,752
           2001                                                                                        992,565
           2002                                                                                        683,799
           2003                                                                                      1,256,787
           2004                                                                                         14,920
                                                                                                   -----------

           Total minimum lease payments                                                              4,011,823

          Less: amount representing interest at the incremental borrowing
             rate                                                                                     (650,235)
                                                                                                   -----------

     Present value of minimum lease payments                                                         3,361,588

          Less: current maturities                                                                    (809,690)
                                                                                                   -----------

     Obligations under capital leases, long-term                                                   $ 2,551,898
                                                                                                   ===========

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes

     The components of the provision for income taxes are as follows:


                                                                    For the Four Month
                                              For the Year Ended        Period Ended       For the Year Ended
                                              December 31, 1999      December 31, 1998       August 31, 1998
                                              ------------------    ------------------     ------------------
     Current tax expense (benefit):

           Federal                                        --                   --             $  (995,904)
           State                                  $     3,200          $     3,200                  3,323
                                                  -----------          -----------            -----------
                                                        3,200                3,200               (992,581)
                                                  -----------          -----------            -----------
        Deferred tax expense (benefit):
           Federal                                        --                   --                 (240,381)
           State                                          --                   --                  184,487
                                                  -----------          -----------            -----------
                                                          --                   --                  (55,894)
                                                  -----------          -----------            -----------

         Total provision (benefit)                $     3,200          $     3,200            $(1,048,475)
                                                  ===========          ===========            ===========

        Provision (benefit) allocated to:

        Discontinued operations                           --                   --                     --
        Loss on disposal of discontinued
           operations                                     --                   --                     --
        Continuing operations                     $     3,200          $     3,200            $(1,048,475)
                                                  -----------          -----------            -----------

        Total provision (benefit)                 $     3,200          $     3,200            $(1,048,475)

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

     The income tax benefit for the year ended August 31, 1998 is allocated to loss from continuing operations as the tax benefit arising from the loss from continuing operations is the same as the benefit arising from the aggregate of all losses from operations. Consequently, no incremental tax benefit remains for allocation to the loss from discontinued operations or loss on disposal of discontinued operations.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes, Continued

     Significant components of the Company's deferred income tax assets and liabilities are as follows:


                                                                       December 31,
                                                              --------------------------
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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                          Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

12.  Income Taxes, Continued

     Reconciliation of the effective tax rate to the U.S. federal statutory income tax rate is as follows:


                                                                      For the Four Month
                                                 For the Year Ended     Period Ended       For the Year Ended
                                                 December 31, 1999    December 31, 1998      August 31, 1998
                                                 ------------------   ------------------   ------------------
       U.S. federal statutory income tax rate         (34.0)%              (34.0)%              (34.0)%
       State tax provision                              0.1                  0.1                  0.7
       Nondeductible writedowns related to
          discontinued operations                       --                   --                   2.7
       Nondeductible penalties                          --                   5.6                  --
       Other                                            0.3                  0.5                  1.0
       Change in valuation allowance                   33.7                 28.0                 23.4
                                                     ------               ------               ------

       Effective income tax rate                        0.1%                 0.2%                (6.2)%
                                                     ======               ======               ======


     The Company had a California Enterprise Zone tax credit carryforward of $250,462. The Company generated the tax credits through its farming operations located in the Coachella Enterprise Zone. The tax credits can only be utilized by generating income in the Enterprise Zone. In the current year, the Company has discontinued all of its operations in the Coachella Enterprise Zone; therefore, the deferred tax asset related to the state tax credit carryforwards has been written off.

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

13.  Commitments

     The Company leases certain of its biomass facilities and equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows:

     Continuing Operations

         2000                                                      $109,392
         2001                                                        38,628
                                                                   --------

         Total future minimum lease payments                       $148,020
                                                                   ========

     Rent expense from operating leases related to continuing operations was $150,936 for the year ended December 31, 1999, $74,792 for the four month period ended December 31, 1998, and $240,728 for the year ended August 31, 1998.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------


13.  Commitments, Continued

     Discontinued Operations

     The costs associated with early termination of operating leases in the real estate operations have been included in loss on disposal of discontinued operations. Contractually required payments relating to these operating leases are as follows:

         2000                                                    $119,616
         2001                                                      12,512
         2002                                                       9,026
         2003                                                       9,026
         2004                                                       3,008
                                                                 --------
         Total future minimum lease payments                     $153,188
                                                                 ========

     Rent expense from operating leases related to discontinued operations was $201,726 for the year ended December 31, 1999, $75,737 for the four month period ended December 31, 1998, and $308,907 for the year ended August 31, 1998.

14.  Contingencies

     Concentrations

     Cash Balances

     The Company maintains cash balances in bank accounts which exceeded federally insured limits by $983,031 and $661,838 at December 31, 1999 and 1998, respectively; however, the Company has not experienced any losses in such accounts.

     Customers

     During the year ended December 31, 1999 and the four months ended December 31, 1998, a single customer accounted for 97% and 99%, respectively, of revenue for the transportation subsidiary and 77% and 48%, respectively of total revenue. This revenue is realized under contracts that have initial terms of 5 years with renewal options up to 10 years. There were no transportation revenues during the year ended August 31, 1998. This customer accounted for 59% and 47% of the total accounts receivable balances at December 31, 1999 and 1998, respectively. No other customers had accounts receivable balances that exceeded 10%.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                         The Year Ended August 31, 1998
--------------------------------------------------------------------------------

14.  Contingencies, Continued

     Concentrations, Continued

     Fuel

     During the year ended December 31, 1999 and the four months ended December 31, 1998, the Company purchased 97% and 94% respectively of its fuel from one entity. In all of its transportation contracts, the Company has terms that provide for direct increases or decreases in the hauling rate based upon extraordinary increases or decreases in their cost of fuel.

     Certain Significant Estimates

     Write-down of Equipment

     At August 31, 1998 and December 31, 1999, the Company recognized impairment write-downs of certain specialized equipment previously utilized in its biomass operations. In determining the amount of each impairment, the Company obtained valuations from an independent equipment appraiser. The valuations contemplate the orderly sale of this equipment in, and the existence of, a market for used specialty equipment. Given the unique economic and operational nature of the equipment and the limited market, it is reasonably possible that the Company's estimate of the amount to be realized from the disposition of the equipment to recover its carrying amount will change in the near term. The carrying value of this equipment was $158,850 at December 31, 1999.

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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

15.  Stock Based Compensation Plans, Continued

     A summary of the activity relating to the Company's stock option plans as of December 31, 1999, December 31, 1998 and August 31, 1998, and changes during the periods then ended is presented below:


                                                                       For the Four Month
                                            For the Year Ended           Period Ended             For the Year Ended
                                             December 31, 1999         December 31, 1998            August 31, 1998
                                            -------------------      ----------------------      ----------------------
                                                       Weighted                   Weighted                    Weighted
                                                       Average                    Average                     Average
                                                       Exercise                   Exercise                    Exercise
                                            Shares      Price         Shares       Price          Shares       Price
                                           --------    --------      ---------    ---------      ----------   ---------
     Outstanding at beginning of year       982,883      $2.43       1,012,883        $2.45         656,633       $1.65
     Exercised                             (585,383)      1.62             --           --          (31,250)       2.00
     Granted                                364,350       1.18             --           --          555,000        3.97
     Cancelled/repriced                         --         --          (30,000)        2.81        (150,000)       4.60
     Forfeited                             (155,000)      1.26             --           --          (17,500)       3.14
                                           --------                  ---------                   ----------
     Outstanding at end of year             606,850       2.24         982,883         2.43       1,012,883        2.43
                                           ========                  =========                   ==========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                  Weighted Average
                          Outstanding  at      Remaining Contractual     Exercisable at
     Exercise Prices     December 31, 1999        Life (in Years)       December 31, 1999
     ---------------     -----------------     ---------------------    -----------------
       $1.30 - $1.60              98,100                 5                         88,250
                2.00             286,250                 5                        258,439
                3.00             212,500                 8                         43,750
                4.00              10,000                 7                          5,000
                         -----------------                              -----------------
       $1.30 to 4.00             606,850                                          395,439
                         =================                              =================


     SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

     The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model (the "BSOPM") with the following weighted average assumptions used for grants in the years ended December 31, 1999 and August 31, 1998, respectively: dividend yield of 0% for both years; expected volatility of 0.96 and 1.17, respectively;
     risk-free interest rate of 5.57% and 4.90%, respectively; and expected contractual life of 10 years for both years. The weighted average fair value of options granted during the years ended December 31, 1999 and August 31, 1998 was $1.96 and $3.07, respectively. There were no grants during the four month period ended December 31, 1998.

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

                                                                             For the Four Month
                                                     For the Year Ended         Period Ended        For the Year Ended
                                                      December 31, 1999       December 31, 1998       August 31, 1998
                                                     -------------------    --------------------    ------------------
       Net loss, as reported                               $9,186,746            $2,033,064             $15,785,686
       Net loss, pro forma                                 $9,565,709            $2,069,014             $16,803,346
       Basic and diluted loss per share, as reported       $     1.35            $     0.31             $      2.19
       Basic and diluted loss per share, pro forma         $     1.40            $     0.31             $      2.21


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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

15.  Stock Based Compensation Plans, Continued

     A summary of the activity relating to warrants as of December 31, 1999 and 1998, and changes during the year ended December 31, 1999, the four month period ended December 31, 1998 and the year ended August 31, 1998 is presented below:

                                                                        For the Four Month
                                               For the Year Ended          Period Ended          For the Year Ended
                                                December 31, 1999        December 31, 1998        August 31, 1998
                                               -------------------     ----------------------    -------------------
                                                          Weighted                   Weighted               Weighted
                                                          Average                    Average                Average
                                                          Exercise                   Exercise               Exercise
                                               Warrants    Price       Warrants       Price      Warrants    Price
                                               --------   --------     --------      --------    --------   --------
     Outstanding at beginning of period         479,500      $3.29      479,500         $3.29     362,500      $1.66
        Granted                                     --         --           --            --      117,000       1.63
        Expired                                (340,000)      2.00          --            --          --         --
                                               --------                --------                  -------
        Outstanding at end of period            139,500       6.43      479,500          3.29     479,500       3.29
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

     The following table summarizes information about warrants outstanding at December 31, 1999:

Estimated

                                                 Volatility            Dividend       Risk-Free         Lives
                                                   Factor                Yield     Interest Rates     (In Years)
                                               --------------          --------    --------------     ----------
                  1998 warrant grants               1.032                  0%           5.20%              4
                  1997 warrant grants          1.080 to 1.184              0%           5.34%              2

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

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

16.  Disclosures about Fair Values of Financial Instruments, Continued

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

          Cash and equivalents, accounts receivable, cash held in escrow and in trust, other current assets, accounts payable, current portion of notes payable, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

          The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates with the exception of one noncurrent note with a carrying amount of $810,153 and a fair value of $686,354.

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

     The computations of basic and diluted loss per common share are as follows:

                                                                                   For the Four Month
                                                         For the Year Ended           Period Ended         For the Year Ended
                                                         December 31, 1999         December 31, 1998       August 31, 1998
                                                         ------------------        ------------------      ------------------
     Loss from continuing operations                          $1,734,717                $1,218,514          $5,838,804
          Add: dividends on preferred
             shares-declared                                         --                       --               497,276
          Add: dividends on preferred shares
             - paid upon conversion                              216,928                      --                  --
          Add: dividends on preferred shares
             - cumulative, not declared                          671,850                   297,133             362,059
          Add: excess fair market value given
             in preferred stock conversion to
             common stock                                        609,284                      --                  --
                                                              ----------                ----------          ----------

     Loss to common shareholders                               3,232,779                 1,515,647           6,698,139

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

17.  Loss per Common Share, Continued


                                                                              For the Four Month
                                                    For the Year Ended           Period Ended         For the Year Ended
                                                    December 31, 1999         December 31, 1998       August 31, 1998
                                                    ------------------        ------------------      ------------------
     Loss from discontinued operations,
        including loss on disposal                    $    7,452,029         $      814,550            $    9,946,882
                                                      --------------         --------------            --------------

     Net loss available to common shareholders
                                                      $   10,684,808         $    2,330,197            $   16,645,021
                                                      ==============         ==============            ==============

     Weighted average shares - basic and
        diluted                                            7,896,229              7,737,135                 7,595,556
                                                      ==============         ==============            ==============

     Loss per Common Share -  Basic and Diluted

     Loss per share from continuing operations        $         0.41         $         0.20            $         0.88
     Loss per share from discontinued
        operations, including loss on disposal                  0.94                   0.11                      1.31
                                                      --------------         --------------            --------------
     Net loss per share available to  common
        shareholders                                  $         1.35         $         0.31            $         2.19
                                                      ==============         ==============            ==============


     The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                                                          For the Four Month
                                                    For the Year Ended      Period Ended        For the Year Ended
                                                    December 31, 1999     December 31, 1998      August 31, 1998
                                                    ------------------    ------------------    ------------------
     Shares of common stock issuable under:
        Employee stock options                             386,850               982,883              449,084
        Warrants                                           379,500               479,500              182,227
        Series A Convertible Preferred Stock             1,335,960             1,345,500            1,345,500
        Series B Convertible Preferred Stock                  --                 591,621              404,414


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

     The Series A Preferred stock provides for a 9% annual dividend of $.90 per share payable quarterly. Dividends accumulate whether or not declared and must be paid prior to any dividend distribution to the holders of Series B Preferred stock or common stock. In any liquidation or dissolution of the Company, the holders of Series A Preferred stock will be entitled to a liquidation preference of $10 per share plus all related accumulated, accrued, and unpaid dividends. Further, if the Company does not pay dividends on the Series A Preferred stock for eight cumulative quarters, the holders of Series A Preferred stock have the right to elect the majority of the Company's Board of Directors. As of December 31, 1999, the Company had not declared dividends for six consecutive quarters. In March 2000, the Company declared and paid dividends for three quarters, totaling $416,340 and the cumulative dividends not declared at April 10, 2000 was $553,959 ($.90 per share). No dividend in April 2000 was declared.

     Series B Convertible Preferred Stock and Related Transactions

     In December 1999, the Company exchanged 591,621 shares of its common stock for Series B Preferred stock in the ratio of one and one-half shares of common stock for each share of Series B Preferred stock. Upon conversion, the cumulative dividends in arrears of $538,459 were paid by the issuance of 53,846 additional shares of Series B Preferred stock. The terms of the Series B Preferred stock provided for conversion of each share of Series B Preferred stock into one share of common stock. The value of the enhanced conversion has been used to reduce earnings available to common shareholders in determining earnings per share.

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

18.  Stock Transactions, Continued

     Shares Issued Under Stock Option Plans

     During the years ended December 31, 1999 and August 31, 1998, stock options were exercised resulting in the purchase of 585,383 common shares for $979,111 and 31,250 common shares for $62,500, respectively.

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

     Shares Issued in Connection with Legal Settlement

     In the year ended August 31, 1998, the Company issued 144,000 shares of common stock in connection with a judgment rendered by a court in litigation brought by an individual and the estate of a former officer and shareholder. As a result of the judgment, the issuance of these shares is recorded as settlement expense.

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

     Certain financial information is presented below:



                                           Green Waste       Waste
                                           Recycling        Transport        Other          Total
                                          ------------    ------------   ------------   ------------
     Year ended December 31, 1999:
        Revenue                           $  2,084,098    $  5,560,809           --     $  7,644,907
        EBITDA                                (375,503)        953,598   $   (714,338)     (136,243)
        Assets                               1,916,002       5,444,436      4,275,697     11,636,135
        Depreciation and amortization          371,934         604,417         32,577      1,008,928
        Interest, net                          226,146         464,693        134,351        825,190
     Four months ended December 31, 1998:
        Revenue                           $  1,122,595    $    902,235   $       --     $  2,024,830
        EBITDA                                (356,634)        164,115       (349,021)      (541,540)
        Assets                               3,430,480       5,382,814     17,670,183     26,483,477
        Depreciation and amortization          171,732          97,173         16,419        285,324
        Interest, net                          146,688          84,645        158,096        389,429
     Year ended August 31, 1998:
        Revenue                           $  2,005,611            --     $       --     $  2,005,611
        EBITDA                              (3,898,672)           --       (1,934,396)    (5,833,068)
        Assets                               3,258,418            --       18,212,661     21,471,079
        Depreciation and amortization          249,631            --          108,266        357,897
        Interest, net                          198,864            --          463,025        661,889

                             USA Biomass Corporation

                 Notes to the Consolidated Financial Statements
           For the Year Ended December 31, 1999, the Four Month Period
                           Ended December 31, 1998 and
                       For The Year Ended August 31, 1998
--------------------------------------------------------------------------------

20.  Subsequent Events

     Acquisition of American Waste Transport

     In March 2000, the Company acquired substantially all of the outstanding shares of American Waste Transport ("AWT") for cash in the amount of $750,000 and up to one million shares of the Company's common stock, subject to resolution of certain contingencies. This business combination will be accounted for using the purchase method.

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

     The Series C Convertible Preferred shares may be converted at any time at $4.65 per share and provide for a 6% annual dividend rate. In addition, the Company is precluded from payment of dividends on or purchase of its common stock.

     A portion of the proceeds of this offering was used for the AWT acquisition described above and for the payment of dividends on the Series A Convertible Preferred stock . The remaining proceeds of this offering will be used for working capital.

21.  Unaudited Quarterly Financial Data

     The following is a reconciliation of 1999 interim results of operations which were impacted by the effect of year-end adjustments:



                                                                                                                     Quarter
                                                                                                                     Ended
                                  Quarter Ended                Quarter Ended               Quarter Ended           December 31,
                                  March 31, 1999               June 30, 1999             September 30, 1999           1999
                          ---------------------------   ---------------------------  ---------------------------   -----------
                           As reported                   As reported                  As reported
                          in Form 10QSB   As adjusted   in Form 10QSB   As adjusted  in Form 10QSB  As adjusted       Actual
                          -------------   -----------   -------------   -----------  -------------  -----------    -----------
     Revenues              $ 2,067,000    $ 2,067,000    $ 1,837,000    $ 1,837,000    $ 1,965,000  $ 1,965,000    $ 1,776,000
                           ===========    ===========    ===========    ===========    ===========  ===========    ===========

     Costs and expenses (1)  2,487,000      2,840,000      1,998,000      1,976,000      1,747,000    2,264,000      2,300,000
                           ===========    ===========    ===========    ===========    ===========  ===========    ===========

     Net income (loss)(2)  $  (420,000)   $  (773,000)   $  (161,000)   $  (139,000)   $    20,000  $  (497,000)   $(7,778,000)
                           ===========    ===========    ===========    ===========    ===========  ===========    ===========

     Net loss per common
       share, basic and
       diluted             $     (0.08)   $     (0.13)   $     (0.05)   $     (0.05)  $     (0.03)  $     (0.09)   $     (1.08)
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

ITEM 13.  EXHIBITS.

     (a)  Exhibits.

          1       Not applicable

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

          3.7     Bylaws of the Company, as amended (4)

          4.1 Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series C 6% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on April 13, 2000

          4.2 Trust Indenture between the Company and First City Bank of Dallas (2)

          10.1 Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (6)

          10.2 Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (6)

          10.3 Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (6)

          10.4 Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE (1)

          10.5 Agreement Regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc. (1)

          10.6 Commercial Lease dated effective as of November 1, 1998 by and between Desert Mist Cooling and the Company (1)

          10.7 Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto (filed as an exhibit to Form SB-2 concurrent herewith)

          10.8 Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc. (to be filed)

          11.     Statement re: Computation of Per Share Earnings (Loss)(5)

          21      Subsidiaries of the Company (7)

          23.1    Consent of Independent Auditors

          23.2    Consent of Counsel (8)

          27      Financial Data Schedule(9)

     (b)  Form 8-K filings

          99.1 Form 8-K, for event dated January 12, 1999, incorporated herein by this reference as filed with the Commission on January 27, 1999, reporting on Item 8, Change in Fiscal Year, in connection with the Company's Board of Directors' decision to change the Company's fiscal year from August 31 to December 31, commencing with the calendar year/fiscal year ended December 31, 1998.

          99.2 Form 8-K, for event dated March 1, 2000, incorporated herein by this reference as filed with the Commission on March 15, 2000, reporting on Item 2, Acquisition of Assets, in connection with the acquisition of 100% of the common stock of American Waste Transport, Inc. from Fred and Linda Alexander, non-affiliates of the Company.

          99.3 Form 8-K, for event dated April 8, 2000, incorporated herein by this reference as filed with the Commission on April 17, 2000, reporting on Item 5, Other Events, in connection with the grant of a leave of absence to Robert A. Wright from the service of the Company as president of the Company.

          99.4 Form 8-K, for event dated April 19, 2000, incorporated herein by this reference as filed with the Commission on April 20, 2000, reporting on Item 5, Other Events, in connection with the filing of a pro forma balance sheet at February 29, 2000, to exhibit the Company's compliance with the NASDAQ net tangible equity requirement for continued listing on the Small Cap Quotation Service.

----------

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

(5)  Included in Financial Statements

(6) Filed as an exhibit to the Company's Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference.

(8)  Included in Exhibit 5.

(9) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 14, 2000, and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Post- Effective Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned in the City of Long Beach, California, on May 5, 2000.

USA Biomass Corporation, a Delaware corporation

------------------------------------
By: /s/ Fred H. Behrens
Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

USA BIOMASS CORPORATION



---------------------------------
/s/ Marlene Tapie, Director
May 5, 2000


---------------------------------
/s/ Eugene W. Tidgewell, Director
May 5, 2000


---------------------------------
/s/ Fred H. Behrens, Director
May 5, 2000


---------------------------------
/s/ Michael J. Silva, Director
May 5, 2000