Form 10QSB
period 2000-03-31
USA BIOMASS CORP
filed 2000-05-15
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

  (MARK ONE)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING March 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _________________

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 11,088,666 on May 12, 1999.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Introduction

     USA Biomass Corporation ("Company") has prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain formation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

                             USA Biomass Corporation



                 Index to the Consolidated Financial Statements
                   As of March 31, 2000 and December 31, 1999
             And For the Three Months ended March 31, 2000 and 1999





Consolidated Financial Statements for USA Biomass Corporation

         Balance Sheets ...........................................  F-2

         Statements of Operations .................................  F-3

         Statements of Shareholder's Equity .......................  F-4

         Statement of Cash Flows ..................................  F-6

Notes to the Financial Statements .................................  F-9

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                       March 31, 2000 to December 31, 1999
                                  (unaudited)
--------------------------------------------------------------------------------


                                     ASSETS


                                                               2000          1999
                                                            -----------   -----------

Current assets:

  Cash and equivalents                                      $ 1,487,000   $ 1,362,000
  Accounts  receivable, net of allowance for doubtful         1,873,000       862,000
  Receivable from affiliates                                    180,000        26,000
  Other current assets                                          979,000       129,000
  Net current assets of discontinued operations               1,349,000     1,249,000
                                                            -----------   -----------
     Total current assets                                     5,868,000     3,628,000
  Property and equipment, net of accumulated depreciation    15,091,000     7,584,000
  Other assets                                                   24,000        32,000
  Intangible assets, net of accumulated amortization          1,415,000       392,000
                                                            -----------   -----------
  Total assets                                              $22,398,000   $11,636,000
                                                            ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             2000            1999
                                                        ------------    ------------

Current liabilities:

      Accounts payable                                  $  2,271,000    $  1,747,000
      Accrued liabilities                                  1,308,000       1,355,000
      Lines of credit                                        908,000         640,000
      Notes payable:
         Affiliates                                          140,000         191,000
         Other                                             2,152,000         728,000
      Capitalized lease obligations                        1,088,000         810,000
                                                        ------------    ------------
           Total current liabilities                       7,837,000       5,471,000
Notes payable, net of current portion:
      Affiliates                                             633,000       1,021,000
      Other                                                5,213,000       2,333,000
Capitalized lease obligations, net of current portion      2,835,000       2,552,000
                                                        ------------    ------------

Total liabilities                                         16,518,000      11,377,000
                                                        ------------    ------------
Commitments and contingencies

Shareholders' equity:

      Preferred Stock:
           Series A, 9% Convertible Preferred Stock            6,000           7,000
           Series C, 6% Convertible Preferred Stock            1,000            --
      Common stock                                            22,000          19,000
      Additional paid-in capital                          31,451,000      25,235,000
      Accumulated deficit                                (25,329,000)    (24,782,000)
      Notes receivable on common stock                      (153,000)       (103,000)
      Treasury stock                                        (118,000)       (118,000)
                                                        ------------    ------------

Total shareholders' equity                                 5,880,000         259,000
                                                        ------------    ------------

Total liabilities and shareholders' equity              $ 22,398,000    $ 11,636,000
                                                        ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                     For the Three Month Period Ended March 31,
                                                     ------------------------------------------
                                                               2000           1999
                                                           -----------    -----------
Revenues                                                   $ 2,899,000    $ 2,067,000
Cost of revenues, less depreciation                          2,160,000      1,755,000
                                                           -----------    -----------

      Gross margin                                             739,000        312,000
General and administrative expenses                            488,000        596,000
Depreciation                                                   400,000        277,000
Settlement gain                                               (159,000)          --
                                                           -----------    -----------
      Operating income (loss) from continuing operations        10,000       (561,000)
Interest expense, net                                          141,000        212,000
                                                           -----------    -----------

Loss from continuing operations and net loss               $   131,000    $   773,000
                                                           ===========    ===========



Net loss per common share, basic and diluted               $      0.11    $       .14
                                                           ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
            For the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Series A        Series B                         Shares        Series A
                                                        Preferred       Preferred        Common           Held in      Preferred
                                                         Shares           Shares         Shares          Treasury         Stock
                                                       ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1998                                 747,500         394,414       7,761,385        (24,000)          7,475
   Net loss                                                   --              --             --              --              --
                                                      ------------    ------------    ------------   ------------    ------------
Balance, March 31, 1999                                    747,500         394,414       7,761,385        (24,000)   $      7,422
                                                      ============    ============    ============   ============    ============


                                                                                      Common                          Retained
                                                        Series B                       Stock        Additional        Earnings
                                                       Preferred        Common         Held in        Paid-in       (Accumulated
                                                         Stock          Stock         Treasury        Capital          Deficit)
                                                      ------------    ------------   ------------    ------------ ---------------
Balance, December 31, 1998                                   4,000          16,000   $   (118,339)   $ 21,970,000  $ (15,057,000)
   Net loss                                                   --              --             --              --         (773,000)
                                                      ------------    ------------   ------------    ------------   ------------
Balance, March    31, 1999                                   4,000    $     16,000   $   (118,339)   $ 21,970,000   $(15,830,000)
                                                      ============    ============   ============    ============   ============



                                                               Common
                                           Total
                                        ----------

Balance, December 31, 1998              $6,822,081
   Net loss                              (773,000)
                                         ---------
Balance, March 31, 1999                 $6,049,000
                                         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
            For the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                         Series A        Series C                         Shares         Series A
                                                        Preferred       Preferred        Common           Held in        Preferred
                                                         Shares           Shares         Shares          Treasury          Stock
                                                       ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1999                                 742,200          --          9,509,856        (24,250)   $      7,000
   Conversion of Series A Convertible Preferred
     Stock to common stock                                (126,700)         --            228,060           --            (1,000)
   Common stock issued on exercise of stock options           --            --            350,750           --              --
   Issuance of Series C Preferred stock                       --           3,000             --             --              --
   Shares issued in acquisition                               --            --          1,000,000           --              --
   Payment of Series A Dividends                              --            --               --             --              --
   Net loss                                                   --            --               --             --              --
                                                      ------------    ----------      -----------    -----------     -----------
Balance, March 31, 2000                                    615,500         3,000       11,088,666        (24,250)   $      6,000
                                                      ============    ==========      ===========    ===========     ===========

                                                                                       Common                          Retained
                                                        Series C                       Stock        Additional        Earnings
                                                       Preferred        Common         Held in        Paid-in       (Accumulated
                                                         Stock          Stock         Treasury        Capital          Deficit)
                                                      ------------    ------------   ------------    ------------ --------------
Balance, December 31, 1999                                   --      $     19,000    $  (118,000)    $25,235,000   $(24,782,000)
   Conversion of Series A Convertible Preferred
     Stock to common stock                                   --              --             --             1,000           --
   Common stock issued on exercise of stock options          --             1,000           --           738,000           --
   Issuance of Series C Preferred stock                   $1,000             --             --         2,832,000           --
   Shares issued in acquisition                              --             2,000           --         2,645,000           --
   Payment of Series A Dividends                             --              --             --              --         (416,000)
   Net loss                                                  --              --             --              --         (131,000)
                                                      ----------      -----------    -----------     -----------    -----------
Balance, March 31, 2000 (Unaudited)                       $1,000     $     22,000   $   (118,000)   $ 31,451,000   $(25,329,000)
                                                      ==========      ===========    ===========     ===========    ===========

                                                         Notes
                                                     Receivable on
                                                        Common
                                                         Stock        Total
                                                      ----------   ------------
Balance, December 31, 1999                            $(103,000)   $    258,000
   Conversion of Series A Convertible Preferred
     Stock to common stock                                  --             --
   Common stock issued on exercise of stock options     (50,000)        689,000
   Issuance of Series C Preferred stock                     --        2,833,000
   Shares issued in acquisition                             --        2,647,000
   Payment of Series A Dividends                            --         (416,000)
   Net loss                                                 --         (131,000)
                                                       ---------   ------------
Balance, March 31, 2000 (Unaudited)                    $(153,000)  $  5,880,000
                                                       =========   ============

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
            For the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                   March 31,       March 31,
                                                      2000           1999
                                                  -----------    -----------

Cash flows from operating activities:
  Net income (loss)                               $  (131,000)   $  (773,000)
                                                  -----------    -----------
Net loss from continuing operations                  (131,000)      (773,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                     400,000        277,000
    Loss on sale of assets                               --           12,000
Decrease (increase) in assets:
    Accounts Receivable                              (411,000)      (595,000)
    Other current assets                             (734,000)      (392,000)
    Other assets                                         --         (156,000)
    Notes receivable                                     --         (309,000)
Increase (decrease) in liabilities:
    Accounts payable                                 (193,000)     1,022,000
    Accrued liabilities                              (233,000)        94,000
                                                  -----------    -----------
Net cash provided by (used) in operating
 activities of continuing operations               (1,302,000)           (36)
Net cash used in operating
 activities of discontinued activities               (252,000)           (68)
                                                  -----------    -----------
Cash provided by (used) in operating activities    (1,554,000)      (538,000)
                                                  -----------    -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                            USA Biomass Corporation
                     Consolidated Statements of Cash Flows
               For the Three Month Periods Ended March 31, 2000 and 1999
                                    (Unaudited)
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (continued)

                                                        March 31,    March 31,
                                                          2000          1999
                                                         -------      -------

Cash flows provided by (used in) investing
 Activities:
   Purchase of property and equipment                   (778,000)          (985)

   Acquisition of AWT                                   (228,000)          --
                                                     -----------    -----------

Net cash provided by (used in) investing
 Activities of continuing operations                  (1,006,000)          (985)
                                                     -----------    -----------


Cash flows provided by (used in) financing
 activities:
   Proceeds from line of credit                      $   128,000    $      --
   Proceeds from notes and loans                         174,000            250
   Repayment of notes, loans, leases                    (973,000)          (158)
   Proceeds from sale of Preferred Stock               2,833,000
   Proceeds from exercise of options                     689,000
   Payment of dividends                                 (416,000)
                                                     -----------    -----------
                                                       2,435,000

Net cash provided by (used in) financing
 activities of continuing operations                   2,435,000             92
Net cash provided by (used in) financing
 activities of discontinued operations                      --            1,689
                                                     -----------    -----------
Cash provided by (used in) financing activities        2,435,000          1,781
                                                     -----------    -----------
Net increase (decrease) in cash                          125,000           (250)

Cash and equivalent at beginning of period             1,362,000            640
                                                     -----------    -----------
Cash and equivalents at end of period                  1,487,000            390
                                                     ===========    ===========

Cash paid during the period for:
  Interest:
   Continuing operations                                 126,000            305
   Discontinued operations                               111,000            450
                                                     -----------    -----------
                                                     $   237,000    $       755
                                                     ===========    ===========

Fair value of asses acquired                         $ 8,229,000
Liabilities assumed                                    5,354,000
                                                     -----------
                                                       2,875,000
                                                     ===========

Consideration paid:
Cash                                                     228,000
Stock                                                  2,647,000
                                                     -----------
                                                     $ 2,875,000
                                                     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                              As of March 31, 2000
            For the Three Month Periods Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Discontinued Operations

     On December 22, 1998, the Company adopted a plan to dispose of its agribusiness and real estate operations. In October 1999, the Company transferred substantially all of its remaining real estate assets and related liabilities to AMCOR Financial Corp. ("AFC"), a then wholly owned subsidiary. In January 2000, the Company distributed to its common and preferred shareholders all of its AFC common shares. The Company has disputes with AFC regarding the nature and amount of assets and liabilities transferred to AFC. Further, all the regulatory requirements related to the distribution of the AFC shares to the Company's shareholders may not have been satisfied. As a result, the Company continues to record its investment related to these real estate assets as net assets of discontinued operations in the consolidated balance sheets.

     At March 31, 2000, the remaining assets of the discontinued operations are the Company's receivable from a partnership that owned a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $3,439 at March 31, 2000, which is included in the net assets of discontinued operations. The lender that foreclosed upon the golf course property notified the Company that a deficiency of $1,600,000 exists after the foreclosure and in April 2000 filed a related lawsuit.

2.   Loss per Common Share

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

     The computations of basic and diluted loss per common share are as follows:

                                              Three month period Ended March 31,
                                              ----------------------------------
                                                      2000          1999
                                                  -----------   -----------

     Loss from continuing operations              $   131,000   $   773,000
          Add: dividends on preferred
            shares-declared                           416,000          --
          Add: dividends on preferred shares
             - cumulative, not declared               554,000       277,000
                                                  -----------   -----------
      Net loss available to common
       shareholders                               $ 1,101,000   $ 1,050,000
                                                  ===========   ===========
       Weighted average shares - basic and
          diluted                                  10,299,261     7,761,385
                                                  ===========   ===========
       Net loss per share available to
         Common shareholders - basic and
         diluted                                  $       .11   $      0.14
                                                  ===========   ===========
                                   F-9

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                              As of March 31, 2000
            For the Three Month Periods Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

2.   Loss per Common Share, Continued

     The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                              Three month period Ended March 31,
                                              ----------------------------------
                                                        2000         1999
                                                     ---------    ---------


     Shares of common stock issuable under:
        Employee stock options                         256,100      982,883
        Warrants                                       239,500      479,500
        Series A Convertible Preferred Stock         1,107,000    1,345,500
        Series B Convertible Preferred Stock              --        591,621
        Series C Convertible Preferred Stock           340,000         --

3.   Business Segments

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

     Each of these operating segments is considered a reportable segment. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA. The Company defines EBITDA as earnings before interest, income taxes, depreciation and amortization, and other nonoperating income and expense.

     Certain financial information is presented below:

                                             Green Waste         Waste
                                              Recycling        Transport        Other           Total
                                             ------------    ------------   -------------    -----------
     Three months ended March 31, 2000:
        Revenue                              $    636,000   $  2,263,000           --      $  2,899,000
        EBITDA                                    165,000        318,000   $    (73,000)        410,000
        Assets                                  2,206,000     15,696,000      4,496,000      22,398,000
        Depreciation and amortization              85,000        315,000           --           400,000
        Interest, net                              23,000        117,000          2,000         142,000

     Three months ended December 31, 1999:
        Revenue                                   797,000      1,270,000           --         2,067,000
        EBITDA                                     107,00        321,000       (498,000)       (284,000)
        Assets                                  1,975,000      5,850,000      3,811,000      11,636,000
        Depreciation and amortization             127,000        150,000           --           277,000
        Interest, net                             112,000        109,000        (10,000)        212,000

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                              As of March 31, 2000
            For the Three Month Periods Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

4.   Acquisition of American Waste Transport

     In March 2000, the Company acquired substantially all of the outstanding shares of American Waste Transport ("AWT") for cash in the amount of $750,000 and up to one million shares of the Company's common stock, subject to resolution of certain contingencies. This business combination is to be accounted for using the purchase method.

     The following unaudited pro forma consolidated results of operations are presented as if the acquisition of AWT had taken place at January 1, 2000 and 1999.

                                              Three month period Ended March 31,
                                              ----------------------------------
                                                     2000           1999
                                                  ----------     ----------
     Revenue                                      $5,052,000     $5,610,000
                                                  ==========     ==========
     Net loss from continuing operations          $  103,000     $  371,000
                                                  ==========     ==========
     Net loss                                     $  103,000     $  371,000
                                                  ==========     ==========

     The assets and liabilities of AWT included in the consolidated balance sheet at March 31, 2000 follows:

        Current assets:
             Cash                                               $   299,000
             Accounts receivable                                    896,000
             Due from related party                                 135,000
             Other current assets                                   392,000

                                                                -----------
                  Total current assets                            1,722,000
        Property and equipment                                    7,479,000
        Goodwill                                                  1,036,000

                                                                -----------
        Total assets                                            $10,237,000
                                                                ===========

        Current liabilities:
             Accounts payable                                   $ 1,007,000
             Line of credit                                         892,000
             Capitalized leases and notes payable
                                                                  1,889,000
             Other current liabilities                              475,000

                                                                -----------
                  Total current liabilities                       4,263,000
        Capitalized leases and notes payable                      2,319,000

                                                                -----------
                                                                  6,582,000
        Equity                                                    3,655,000

                                                                -----------
        Total liabilities and shareholders' equity              $10,237,000
                                                                ===========

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                              As of March 31, 2000
            For the Three Month Periods Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

5.   Sale of Series C Convertible Preferred Stock

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's operations at March 31, 2000 included: (i) "clean green" waste processing and recycling ("biomass") and (ii) contract waste transport services. During 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services ("Waste Management"). During the second half of 1998, in light of the Company's strategic alliance with Waste Management and related existing and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998 and subsequently, on December
22, 1998 adopted a Plan of Discontinued Operations (the "Plan") pursuant to which the Company will discontinue its agribusiness and land planning/development activities and will focus on its solid waste transportation and biomass activities. In addition, on January 12, 1999, the Board of Directors approved a change in the Company's fiscal year end to December 31.

Implementation of the Plan has had a material impact on the presentation of the Company's financial statements. All business activity, cash flows and net assets of these operations for the year ended December 31, 1999, and for the three months ended March 31, 2000 have been classified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value.

Results of Operations

The Company's continuing operations consist of solid waste transportation and biomass activities, which include green waste recycling. The Company has sold its unprofitable municipal tree maintenance operations in March 1999. The Company's discontinued operations consist of agribusiness and land planning/development. A discussion of the material factors that affected the Company's results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

Results of Continuing Operations

Revenues:

The Company's revenues from continuing operations for the three months ended March 31, 2000, reflect exclusively its biomass activities and waste transport revenue, whereas revenues for the three months ended March 31, 1999, also reflect $363,000 of revenues from tree maintenance operations which were sold late in the first quarter, 1999. Revenues for the three months ended March 31, 2000 were $2,899,000, which included $982,000 of revenues from the acquisition of American Waste Transport ("AWT") in March 2000, and were up significantly (40%) from $2,067,000 for the three months ended March 31, 1999. The Company expects revenues to continue to increase in fiscal 2000 as the transportation division revenues grow both internally and as new contracts are phased in as the Company expands its biomass operations, and from acquisitions, such as AWT.

Cost of Revenues:

Cost of revenues (excluding $400,000 of depreciation) of $2,160,000 for the three months ended March 31, 2000, were up $378,000 (21%) from the comparable three months period ending March 31, 1999, mainly from internal growth in biomass activities, and from the acquisition of AWT which was completed effective March 1, 2000, and contributed 34% of the first quarter revenues.

Gross profit from operations (excluding depreciation) was $739,000 (25%) compared to $285,000 (14%) for the prior three month period, due largely to higher volume in 2000 and the related economies of scale. However, the 1999-quarter also included tree maintenance operations, which generated a loss of $146,000, thereby adversely impacting the prior period's gross profit.

General and Administrative Expenses:

For the three months ended March 31, 2000, total general and administrative expenses of $488,000 were down $81,000 (14%) from the comparable three month period ending March 31, 1999, mainly due to the phasing down of the Company's discontinued agribusiness and land planning/development activities, and other cost cutting by management pursuant to the Plan of Discontinued Operations.

Settlement Gain:

During the three months ended March 31, 2000, the Company realized a settlement gain of $159,000 based on proceeds received from the settlement of a lawsuit in late 1999. There was no such gain in the comparable three month period in 1999.

Interest Expense, Net of Interest Income:

For the three months ended March 31, 2000, interest expense, net of interest income was $141,000, a decrease of $71,000 (33%) from the comparable three month period ending March 31, 1999, mainly due to the Company's debt being reduced 42% in 1999 from the sale of discontinued operations, which was partially offset by $26,000 of interest incurred by AWT.

Results from Continuing Operations:

For the three months ended March 31, the Company reported a loss from continuing operations of $131,000 compared to a net loss of $773,000 for the comparable three month period ending March 31, 1999, the improvement due mainly to increased margins from transportation and biomass, and the absence of losses from tree maintenance operations which were $220,000 for the quarter ended March 31, 1999.

Results of Discontinued Operations:

For the three months ended March 31, 2000, results from discontinued operations were zero, the same as the comparable three month period ending March 31, 1999, mainly due to the previous accrual of all operating losses for discontinued operations.

Liquidity and Capital Resources:

The Company's overall financial condition as of March 31, 2000, as compared to December 31, 1999, has improved considerably with shareholders' equity increasing over 2,100% to $5,880,000, due primarily to the issuance of $3 million of new preferred stock and from the acquisition of AWT -- both transactions occurring in March 2000. During 1999, total debt was reduced by
$8.3 million (42%) to $11.4 million, which has yielded significant interest savings for the first quarter. (The acquisition of AWT did, however, cause total debt to increase to $16.5 million.) In addition, revenues from expanding biomass operations increased 70% over the comparable quarter (excluding $363,000 of tree maintenance revenues) and are expected to exceed all of 1999's revenues by June 30, 2000. This increase is largely due to the acquisition of AWT which, when consolidated with the Company, should generate revenues at the annual rate of $25 million -- an increase of 227% over 1999, and with improving margins, should generate adequate funds for operations. For example, for the quarter ended March 31, 2000, EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $410,000 (positive) compared to a negative $284,000 EBITDA the comparable prior three month period. Moreover, USA Biomass now has a contractual backlog in place of more than $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods.

The Company's current ratio, at .75, improved marginally from .66 at December 31, 1999. This is primarily due to over $1.4 million of term notes becoming current in the first quarter, which the Company intends to refinance during 2000. However, liquidity is expected to improve during 2000 as a result of the following: (i) the intense management of cash flow; (ii) the Company has adequate lines of credit in place and has plans to moderately expand both senior and subordinated debt to fund working capital related to the Company's large contract backlog; (iii) during 2000 the Company expects to liquidate all or a part of its $2.6 million agricultural property investment, (iv) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (v) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reasons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

Year 2000 Compliance

To date management of the Company believes that its software packages currently in use are Year 2000 compliant. Management does not expect that the financial impact of required modification to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

In December 1997, a judgment was entered against the Company and two of its officers, who are also shareholders. The Company has filed an appeal of this judgment.

On April 5, 2000, a bank filed a lawsuit against the Company related to a deficiency pertaining to real property the bank foreclosed on in Texas. The Company intends to vigorously defend against this lawsuit and believes that it has recorded its liability related thereto in its financial statement. The Company does not expect that this matter will have a material adverse effect on the Company's financial condition or results of operations.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock. The total amount of dividend arrearages was $553,959.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

          10.7 Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto(8)

          10.8 Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc.

          11.  Statement re: Computation of Per Share Earnings (Loss)(5)

          21   Subsidiaries of the Company (7)

          27   Financial Data Schedule

          (b)  Reports on Form 8-K

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

(8) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 14, 2000, and incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of California.

Date: May 15, 2000

                                        USABiomass, Inc.,
                                        a Delaware corporation

                                        By:
                                             ----------------------------------
                                             Fred Behrens

                                        Its: Chief Executive Officer