Form 10QSB
period 2000-06-30
USA BIOMASS CORP
filed 2000-08-17
CIK 831002

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  (MARK ONE)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING June 30, 2000

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of issuer's only class of Common Stock, $.002 par value, was 11,288,666 on August 11, 2000.

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

                             USA Biomass Corporation

                 Index to the Consolidated Financial Statements
                   As of June 30, 2000 and December 31, 1999
                 And For the Three Months and Six Months ended
                             June 30, 2000 and 1999

Consolidated Financial Statements for USA Biomass Corporation

         Balance Sheets ...........................................  F-2

         Statements of Operations .................................  F-4

         Statements of Shareholders' Equity .......................  F-6

         Statement of Cash Flows ..................................  F-8

Notes to the Financial Statements .................................  F-11

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS


                                                               2000          1999
                                                            -----------   -----------
Current assets:
  Cash and equivalents                                      $    86,000   $ 1,362,000
  Accounts  receivable, net of allowance for doubtful
     accounts                                                 2,017,000       862,000
  Receivable from affiliates                                     45,000        26,000
  Other current assets                                        1,012,000       129,000
  Net current assets of discontinued operations               1,853,000     1,249,000
                                                            -----------   -----------
     Total current assets                                     5,013,000     3,628,000
  Property and equipment, net of accumulated depreciation    15,992,000     7,584,000
  Other assets                                                   29,000        32,000
  Intangible assets, net of accumulated amortization          3,019,000       392,000
                                                            -----------   -----------
  Total assets                                              $24,053,000   $11,636,000
                                                            ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             2000            1999
                                                        ------------    ------------
Current liabilities:
      Accounts payable                                  $  3,408,000    $  1,747,000
      Accrued liabilities                                  1,110,000       1,355,000
      Lines of credit                                      1,640,000         640,000
      Notes payable:
         Affiliates                                           40,000         191,000
         Other                                             1,216,000         728,000
      Capitalized lease obligations                        1,648,000         810,000
                                                        ------------    ------------
           Total current liabilities                       9,062,000       5,471,000
Notes payable, net of current portion:
      Affiliates                                             246,000       1,021,000
      Other                                                6,342,000       2,333,000
Capitalized lease obligations, net of current portion      2,319,000       2,552,000
                                                        ------------    ------------

Total liabilities                                         17,969,000      11,377,000
                                                        ------------    ------------
Commitments and contingencies

Shareholders' equity:

      Preferred Stock:
           Series A, 9% Convertible Preferred Stock            6,000           7,000
           Series C, 6% Convertible Preferred Stock            1,000            --
      Common stock                                            22,000          19,000
      Additional paid-in capital                          32,015,000      25,235,000
      Accumulated deficit                                (25,727,000)    (24,782,000)
      Notes receivable on common stock                      (115,000)       (102,000)
      Treasury stock                                        (118,000)       (118,000)
                                                        ------------    ------------

Total shareholders' equity                                 6,084,000         259,000
                                                        ------------    ------------

Total liabilities and shareholders' equity              $ 24,053,000    $ 11,636,000
                                                        ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Operations
            For the Three Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             June 30,       June 30,
                                                               2000           1999
                                                           -----------    -----------
Revenues                                                   $ 5,366,000    $ 1,837,000
Cost of revenues, less depreciation                          4,267,000      1,455,000
                                                             ---------      ---------
      Gross margin                                           1,099,000        382,000

General and administrative expenses                            688,000        198,000
Depreciation                                                   657,000        156,000
Settlement gain                                                (98,000)          --
                                                               -------     -----------

      Operating income (loss) from continuing operations      (148,000)        28,000
Interest expense, net                                          232,000        567,000

Change in Estimated Remediation Costs                             --         (400,000)
                                                             ---------        -------

      Loss from continuing operations and net loss         $   380,000    $   139,000
                                                           ===========    ===========

Net loss per common share, basic and diluted               $      0.09    $      0.05
                                                           ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Operations
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                             June 30,       June 30,
                                                               2000           1999
                                                           -----------    -----------
Revenues                                                   $ 8,321,000    $ 3,904,000
Cost of revenues, less depreciation                          6,457,000      3,083,000
                                                             ---------      ---------
      Gross margin                                           1,864,000        821,000
                                                             ---------      ---------

General and administrative                                   1,210,000        863,000
Depreciation                                                 1,066,000        568,000
Settlement gain                                               (257,000)            --
                                                             ---------      ---------
      Operating loss   from continuing operations              155,000        610,000

Interest expense, net                                          374,000        702,000

Change in Estimated Remediation Costs                               --       (400,000)
                                                            ----------       --------

   Loss from continuing operations and net loss            $   529,000     $  912,000
                                                           ===========    ===========

      Net loss per common share, basic and diluted         $      0.16     $     0.15
                                                           ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                   Series A    Series B              Shares    Series A
                                  Preferred   Preferred    Common    Held in   Preferred
                                   Shares      Shares      Shares   Treasury    Stock
                                  ----------  ---------  ---------  ---------  --------
Balance, December 31, 1998         747,500    394,414   7,761,385   (24,000)     7,000
  Net loss                            --         --         --         --         --
Balance, June 30, 1999           ---------   --------   ---------  ---------  ---------
                                   747,500    394,414   7,761,385   (24,000)     7,000
                                 ========    =======   =========  =========  =========

                                                        Common                  Retained
                                    Series B            Stock    Additional     Earnings
                                   Preferred   Common   Held in    Paid In    (Accumulated
                                     Stock     Stock   Treasury    Capital       Deficit)      Total
                                   ---------   ------  --------  ----------   -----------    ----------
Balance, December 31, 1998           4,000    16,000  $(118,000) $21,970,000  $(15,057,000)  $6,822,000
  Net loss                              --       --        --        --           (912,000)    (912,000)
                                   ---------  -------- --------- ------------ -------------  ----------
Balance, June 30, 1999               4,000    $16,000 $(118,339) $21,970,000  $(15,969,000)  $5,910,000
                                   ========   ======= ========== ============ =============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                 Consolidated Statements of Shareholders' Equity
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                         Series A        Series C                         Shares         Series A
                                                        Preferred       Preferred        Common           Held in        Preferred
                                                         Shares           Shares         Shares          Treasury          Stock
                                                       ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1999                                 742,200          --          9,509,856        (24,250)   $      7,000
   Conversion of Series A Convertible Preferred
     Stock to common stock                                (126,700)         --            228,060           --            (1,000)
   Common stock issued on exercise of stock options           --            --            350,750           --              --
   Issuance of Series C Preferred stock                       --           3,000             --             --              --
   Shares issued in acquisition                               --            --          1,000,000           --              --
   Payment of Series A Dividends                              --            --               --             --              --
   Shares issued in payment of
      Debt                                                    --            --            200,000           --              --
   Payment of Notes Receivable                                --            --               --             --              --
   Net loss                                                   --            --               --             --              --
                                                      ------------    ----------      -----------    -----------     -----------
Balance, June 30, 2000                                     615,500         3,000       11,288,666        (24,250)   $      6,000
                                                      ============    ==========      ===========    ===========     ===========


                                                                                       Common                          Retained
                                                        Series C                       Stock        Additional        Earnings
                                                       Preferred        Common         Held in        Paid-in       (Accumulated
                                                         Stock          Stock         Treasury        Capital          Deficit)
                                                      ------------    ------------   ------------    ------------ --------------

Balance, December 31, 1999                                   --      $     19,000    $  (118,000)    $25,235,000   $(24,782,000)
   Conversion of Series A Convertible Preferred
     Stock to common stock                                   --              --             --             1,000           --
   Common stock issued on exercise of stock options          --             1,000           --           738,000           --
   Issuance of Series C Preferred stock                   $1,000             --             --         2,696,000           --
   Shares issued in acquisition                              --             2,000           --         2,645,000           --
   Payment of Series A Dividends                             --              --             --              --         (416,000)
   Shares issued in payment of debt                          --              --             --           700,000           --
   Payments of notes receivable                              --              --             --              --             --
   Net loss                                                  --              --             --              --         (529,000)
                                                      ----------      -----------    -----------     -----------    -----------
Balance, June 30, 2000(Unaudited)                         $1,000     $     22,000   $   (118,000)   $ 32,015,000   $(25,727,000)
                                                      ==========      ===========    ===========     ===========    ===========


                                                         Notes
                                                     Receivable on
                                                        Common
                                                         Stock        Total
                                                      ----------   ------------
Balance, December 31, 1999                            $(102,000)   $    259,000
   Conversion of Series A Convertible Preferred
     Stock to common stock                                  --             --
   Common stock issued on exercise of stock options     (50,000)        689,000
   Issuance of Series C Preferred stock                     --        2,697,000
   Shares issued in acquisition                             --        2,647,000
   Payment of Series A Dividends                            --         (416,000)
   Shares issued in payment of debt                         --          700,000
   Payment of Notes receivable                           37,000          37,000
   Net loss                                                 --         (529,000)
                                                       ---------   ------------
Balance, June 30, 2000(Unaudited)                      $(115,000)  $  6,084,000
                                                       =========   ============


   The accompanying notes are an integral part of the consolidated financial
                                  Statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                   June 30,        June 30,
                                                      2000           1999
                                                  -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                $(529,000)   $  (912,000)
                                                  -----------    -----------
Net loss from continuing operations                 (529,000)      (912,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                  1,066,000         508,000
    Loss on sale of assets                                            12,000
Decrease (increase) in assets:
    Accounts Receivable                             (555,000)       (224,000)
    Other current assets                            (632,000)        328,000
    Other assets                                      (5,000)       ( 85,000)
    Notes receivable                                                (350,000)
Increase (decrease) in liabilities:
    Accounts payable                                 319,000       1,130,000
    Accrued liabilities                             (245,000)        (40,000)
                                                  -----------    -----------
Net cash provided by (used) in operating
 activities of continuing operations                (581,000)        367,000
Net cash used in operating
 activities of discontinued activities              (604,000)        152,000
                                                  -----------    -----------
Cash provided by (used) in operating activities   (1,185,000)        519,000
                                                  -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (continued)


                                                      June 30,      June 30,
                                                       2000           1999
                                                    -----------    -----------

Cash flows provided by (used in) investing
  Activities:
   Purchase of property and equipment               $(1,264,000)    $(420,000)
   Sales of property and equipment                                     11,000

   Acquisition of AWT                                  (288,000)         -
                                                     -----------    -----------

Net cash provided by (used in) investing
 Activities of continuing operations                 (1,552,000)     (409,000)
                                                     -----------    -----------

Cash flows provided by (used in) financing activities:

   Proceeds from line of credit                                         --
   Proceeds from notes and loans                        174,000     1,025,000
   Repayment of notes, loans, leases                 (1,683,000)   (1,631,000)
   Proceeds from sale of Preferred Stock              2,697,000
   Proceeds from exercise of options                    689,000
   Payment of dividends                                (416,000)
   Decrease in long term accruals                                     (67,000)
                                                     -----------    -----------

Net cash provided by (used in) financing
 activities of continuing operations                  1,461,000      (673,000)
Net cash provided by (used in) financing
 activities of discontinued operations                      --            --
                                                     -----------    -----------
Cash provided by (used in) financing activities       1,461,000      (673,000)
                                                     -----------     ----------
Net increase (decrease) in cash                      (1,276,000)     (563,000)

Cash and equivalent at beginning of period            1,362,000       801,000
                                                     -----------   ----------
Cash and equivalents at end of period                $   86,000     $ 238,000
                                                     ===========   ==========
Cash paid during the period for:
  Interest:
   Continuing operations                                287,000       465,000
   Discontinued operations                                 --         315,000
                                                     -----------  -----------
                                                     $  287,000     $ 780,000
                                                     ===========  ===========


                             USA Biomass Corporation

                      Consolidated Statements of Cash Flows
             For the Six Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (continued)


                                                      June 30,         June 30,
                                                        2000             1999
                                                      -------          -------
Supplemental Schedule of Non-Cash Investing and
Financing Activities of Continued Operations

Satisfaction of debt through issuance of stock:
 Liabilities satisfied                               $ 700,000
 Common stock issued                                  (700,000)

Acquisition of business:

   Fair value of assets acquired                     8,229,000
   Liabilities assumed                              (5,354,000)
   Consideration paid:
     Cash                                             (228,000)
     Stock                                          (2,647,000)

Assets acquired in non-cash transactions:

   Assets acquired                                   3,280,000
   Liabilities incurred                             (3,280,000)


   The accompanying notes are an integral part of the consolidated financial statements.

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                               As of June 30, 2000
             For the Six Month Periods Ended June 30, 2000 and 1999

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

     At June 30, 2000, the remaining assets of the discontinued operations are the Company's receivable from a partnership that owned a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $3,181,000 at June 30, 2000, which is included in the net assets of discontinued operations. The lender that foreclosed upon the golf course property notified the Company that a deficiency of $2,400,000 exists after the foreclosure and in April 2000 filed a related lawsuit. The parties have mutually agreed to settle the matter and negotiations are now in process.

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

     The computations of basic and diluted loss per common share are as follows:

                                                   Six month period ended
                                                           June 30
                                                  -------------------------
                                                      2000          1999
                                                  -----------   -----------
     Loss from continuing operations              $   529,000   $   912,000
          Add: dividends on preferred
            shares-declared                           416,000          --
          Add: dividends on preferred shares
             - cumulative, not declared               692,000       229,000
                                                  -----------   -----------
      Net loss available to common
       shareholders                               $ 1,637,000   $ 1,141,000
                                                  ===========   ===========
       Weighted average shares - basic and
          diluted                                  10,399,000     7,761,000
                                                  ===========   ===========
       Net loss per share available to
         Common shareholders - basic and
         diluted                                  $       .16   $      0.15
                                                  ===========   ===========

                                                   Three month period ended
                                                           June 30
                                                  -------------------------
                                                      2000         1999
                                                  -----------   -----------
     Loss from continuing operations              $   380,000    $ 139,000
          Add: dividends on preferred
            shares-declared                            --            --
          Add: dividends on preferred shares
             - cumulative, not declared               692,000      229,000
                                                  -----------   -----------
      Net loss available to common
       shareholders                               $ 1,072,000   $  368,000
                                                  ===========   ===========
       Weighted average shares - basic and
          diluted                                  11,289,000    7,761,000
                                                  ===========   ===========
       Net loss per share available to
         Common shareholders - basic and
         diluted                                  $       .09   $      0.05
                                                  ===========   ===========

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                               As of June 30, 2000
             For the Six Month Periods Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

2.   Loss per Common Share, Continued

     The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                              Three month period Ended June 30,
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

                                              Six month period Ended June 30,
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

     Certain financial information is presented below:

                                             Green Waste         Waste
                                              Recycling        Transport        Other           Total
                                             ------------    ------------   -------------    -----------

     Six months ended June 30, 2000:
        Revenue                              $  1,513,000   $  6,808,000           --      $  8,321,000
        EBITDA                                    251,000        856,000   $   (196,000)        911,000
        Assets                                  2,449,000     18,070,000      3,534,000      24,053,000
        Depreciation and amortization             176,000        888,000          2,000       1,066,000
        Interest, net                              22,000        299,000         53,000         374,000

     Six months ended June 30, 1999:

        Revenue                                 1,207,000      2,697,000           --         3,904,000
        EBITDA                                   (91,000)        462,000        (13,000)        358,000
        Assets                                  1,581,000      6,180,000     18,788,000      26,549,000
        Depreciation and amortization             215,000        331,000         22,000         568,000
        Interest, net                              93,000        218,000        391,000         702,000

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

                                              Six month period Ended June 30,
                                              ----------------------------------
                                                     2000           1999
                                                  ----------     ----------
     Revenue                                      $10,474,000    $10,383,000
                                                  ===========    ===========
     Net loss from continuing operations           $  500,000     $  773,000
                                                  ===========     ==========
     Net loss                                      $  500,000     $  773,000
                                                   ==========     ==========

     The assets and liabilities of AWT included in the consolidated balance sheet at June 30, 2000 follows:

        Current assets:
             Cash                                               $     31,000
             Accounts receivable                                   1,106,000
             Other current assets                                    636,000
                                                                 -----------
                  Total current assets                             1,773,000
        Property and equipment                                     7,292,000
        Goodwill                                                   2,656,000
                                                                 -----------
        Total assets                                             $11,721,000
                                                                 ===========
        Current liabilities:
             Accounts payable                                    $ 1,942,000
             Line of credit                                        1,989,000
             Capitalized leases and notes payable                  1,431,000
             Other current liabilities                               610,000
                                                                 -----------
                  Total current liabilities                        5,972,000
        Capitalized leases and notes payable                       2,318,000
                                                                 -----------
                                                                   8,290,000

        Equity                                                     3,431,000
                                                                 -----------
        Total liabilities and shareholders' equity               $11,721,000
                                                                 ===========

                             USA Biomass Corporation
                 Notes to the Consolidated Financial Statements

                               As of June 30, 2000
             For the Six Month Periods Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

5.   Sale of Series C Convertible Preferred Stock

     In March 2000, the Company issued 3,000 shares of its Series C Convertible Preferred stock at $1,000 per share. In conjunction with the offering, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $4.65 per share. The warrants may be exercised at any time until they expire on June 30, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's operations at June 30, 2000 included: (i) "clean green" waste processing and recycling ("biomass") and (ii) contract waste transport services. During 1997, the Company's focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services ("Waste Management"). During the second half of 1998, in light of the Company's strategic alliance with Waste Management and related existing and potential biomass and solid waste transportation opportunities, the Company's Board of Directors determined that the Company's shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company's name change effective August 31, 1998 and subsequently, on December 22, 1998 adopted a Plan of Discontinued Operations (the "Plan") pursuant to which the Company will discontinue its agribusiness and land planning/development activities and will focus on its solid waste transportation and biomass activities. In addition, on January 12, 1999, the Board of Directors approved a change in the Company's fiscal year end to December 31.

Implementation of the Plan has had a material impact on the presentation of the Company's financial statements. All business activity, cash flows and net assets of these operations for the year ended December 31, 1999, and for the six months ended June 30, 2000 have been classified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value.

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

Results of Continuing Operations

Revenues:

The Company's revenues from continuing operations for the six months ended June 30, 2000, reflect exclusively its biomass activities and waste transport revenue, whereas revenues for the six months ended June 30, 1999, also reflect $363,000 of revenues from tree maintenance operations which were sold late in the first quarter, 1999. Revenues for the three months ended June 30, 2000 were $5,366,000, which included $3,070,000 of second quarter revenues from the acquisition of American Waste Transport ("AWT") in March 2000, and were up significantly (192%) from $1,837,000 for the three months ended June 30, 1999. Overall, revenues for the six-months ended June 30, 2000 were $8,321,000, up 113% from revenues of $3,904,000 for the comparable prior six month period, which increase included $4,052,000 of revenue from AWT. The Company expects revenues to continue to increase in fiscal 2000 as the transportation division revenues grow both internally as new contracts are phased in, and as the Company expands its biomass operations, and from acquisitions, such as AWT.

Cost of Revenues:

Cost of revenues (excluding $657,000 of depreciation) of $4,267,000 for the three months ended June 30, 2000, were up $2,812,000 (193%) from $1,455,000 for the comparable three month period ending June 30, 1999, mainly from internal growth in biomass activities, and from the acquisition of AWT which generated a comparable 192% increase in revenues. This resulted in a gross profit from operations (excluding depreciation) of $1,099,000 (20%) compared to $382,000 (21%) for the prior year's three month period. For the six months ending June 30, 2000 cost of revenues were $6,457,000, up $3,374,000 (69%) from the prior six month period, due largely from the AWT acquisition which resulted in revenues increasing 113% for the six month period. Overall, the six months ended June 30, 2000, generated a gross profit (before depreciation) of $1,861,000 (22%) compared to a gross profit of $821,000 (21%) the prior six month period. Management expects margins to improve in future periods, as cost savings are realized through the elimination of duplicate facilities and personnel related to the AWT acquisition, which will be reflected in the third and fourth quarters.

General and Administrative Expenses:

For the three months ended June 30, 2000, total general and administrative expenses of $688,000 compared to $198,000 for the comparable three month period ending June 30, 1999, the 247% increase related to the acquisition of AWT which increased revenues by 192% for the quarter. For the six-months ended June 30, 2000, total general and administrative expense of $1,210,000 as compared to $863,000 the prior six month period, up 40% due to the acquisition of AWT, which resulted in revenues increasing 113% for the six month period.

Settlement Gain:

During the three months ended June 30, 2000, the Company realized a settlement gain of $98,000 based on proceeds received from the settlement of a lawsuit in late 1999. The total settlement gain for the six months ending June 30, 2000 was $257,000. There was no such gain in the comparable 1999 periods.

Interest Expense, Net of Interest Income:

For the three months ended June 30, 2000, interest expense, net of interest income was $232,000, a decrease of $335,000 (59%) from the comparable three month period ending June 30, 1999. For the six months ended June 30, 2000, interest expense was $374,000, compared to $702,000 for the comparable six month period ended June 30, 1999, the 47% decrease in interest due largely to the Company's 42% reduction in debt during 1999.

Results from Continuing Operations:

For the three months ended June 30, the Company reported a loss from continuing operations of $380,000 compared to a net loss of $139,000 for the comparable three month period ending June 30, 1999, which prior period included a $400,000 credit for estimated remediation costs. For the six months ended June 30, 2000, the loss from continuing operations was $529,000, compared to a loss of $912,000 the comparable prior six month period ended June 30, 1999. The prior year's loss was largely due to lower revenues not sufficient to absorb fixed costs, as the Company's new biomass business was operating below capacity. Future operating results are expected to continue to improve as management eliminates duplicate facilities and personnel functions related to the AWT acquisition, which will be reflected in the third and fourth quarters.

Results of Discontinued Operations:

For the three months ended June 30, 2000, results from discontinued operations were zero, the same as the comparable three month period ending June 30, 1999, mainly due to the previous accrual of all operating losses for discontinued operations.

Liquidity and Capital Resources:

The Company's overall financial condition as of June 30, 2000, as compared to December 31, 1999, has improved considerably with shareholders' equity increasing over $5.8 million to $6.1 million, due primarily to the issuance of $3 million of new preferred stock and from the acquisition of AWT -- both transactions occurring in March 2000. During 1999, total debt was reduced by $8.3 million (42%) to $11.4 million, which has yielded significant interest savings. (The acquisition of AWT combined with the purchase of additional equipment did cause total debt to increase to $18.0 million at June 30, 2000.) In addition, revenues from expanding biomass operations increased 113% over the comparable prior six month period exceeding all of 1999's revenues which were $7.6 million. This increase is largely due to the acquisition of AWT which, when consolidated with the Company, should generate revenues at the annual rate exceeding $20 million, and with improving margins, should generate adequate funds for operations. For example, for the six months ended June 30, 2000, EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $911,000 compared to $358,000 the comparable prior six month period, a 154% increase. Margins are expected to continue to improve, as an estimated $l million of cost reductions are realized through the elimination of duplicate facilities and personnel functions related to the AWT acquisition. Moreover, USA Biomass now has a contractual backlog in place approximating $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods.

The Company's current ratio, at .55, has not improved from .66 at December 31, 1999. This is primarily due to over $1.4 million of term notes becoming current in the first and second quarter, which the Company intends to refinance during 2000 including the expenditure of $1,000,000 for capital equipment. However, liquidity is expected to improve during 2000 as a result of the following: (i) the intense management of cash flow; (ii) the Company is currently negotiating to significantly expand both senior and/or subordinated debt to fund working capital related to the Company's large contract backlog; (iii) during 2000 the Company expects to liquidate all or a part of its $2.5 million agricultural property investment, (iv) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (v) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reasons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

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

On April 5, 2000, a bank filed a lawsuit against the Company related to a deficiency pertaining to real property the bank foreclosed on in Texas which are part of its discontinued operations.. The Company intends to vigorously defend against this lawsuit and believes that it has recorded its liability related thereto in its financial statement. Based on recent negotiations with the bank, the Company believes the matter will be completely settled during the third quarter and, in any event, the Company does not expect that this matter will have a material adverse effect on the Company's financial condition or results of operations.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Such other legal proceedings in the aggregate are believed by management to be immaterial.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock. The total amount of dividend arrearages was $692,447.

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

          3.7  Bylaws of the Company, as amended (4)

          4.1 Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series C 6% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on April 13, 2000 (9)

          4.2  Trust Indenture between the Company and First City Bank of Dallas
               (2)

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

          10.7 Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto(8)

          10.8 Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc. (9)

          11.  Statement re: Computation of Per Share Earnings (Loss)(5)

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

(9) Filed as an exhibit to the Company's Form 10-QSB filed with the Commission on May 15, 2000, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bell Gardens, State of California.

Date: August 14, 2000
                                       USABiomass, Inc.,
                                       a Delaware corporation

                                       By:   /s/ Fred Behrens
                                             ----------------------------------
                                             Fred Behrens

                                       Its: Chief Executive Officer

                                       By:   /s/ Eugene W. Tidgewell
                                             ----------------------------------
                                             Eugene W. Tidgewell


                                        Its: Chief Financial Officer