Form 10QSB/A
period 2000-06-30
USA BIOMASS CORP
filed 2000-11-20
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

0-17594
(Commission File Number)

USA BIOMASS CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0329559 (I.R.S. Employer Identification No.)

7314 Scout Avenue Bell Gardens, California (Address of principal executive offices)	90201 (Zip Code)

(562) 928-9900
(Registrant’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of shares outstanding of issuer’s only class of Common Stock, $.002 par value, was 10,288,666 on August 11, 2000.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Introduction

             USA Biomass Corporation (“Company”) has prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain formation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

USA Biomass Corporation

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2000 and December 31, 1999
And For the Three Months and Six Months ended
June 30, 2000 and 1999

Page
CONSOLIDATED FINANCIAL STATEMENTS FOR USA BIOMASS CORPORATION
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Shareholder’s Equity	F-5
Statement of Cash Flows	F-7

NOTES TO THE FINANCIAL STATEMENTS	F-8

SIGNATURES	F-18

USA BIOMASS CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2000 to December 31, 1999
(Unaudited)

	2000	1999

ASSETS
Current assets:
Cash and equivalents	$86,000	$1,362,000
Accounts receivable, net of allowance for doubtful accounts	2,017,000	862,000
Receivable from affiliates	45,000	26,000
Other current assets	799,000	129,000
Net current assets of discontinued operations	1,853,000	1,249,000

Total current assets	4,800,000	3,628,000
Property and equipment, net of accumulated depreciation	15,509,000	7,584,000
Other assets	29,000	32,000
Intangible assets, net of accumulated amortization	1,127,000	392,000

Total assets	$21,463,000	$11,636,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,714,000	$1,747,000
Accrued liabilities	1,202,000	1,355,000
Lines of credit	1,640,000	640,000
Notes payable:
Affiliates	40,000	191,000
Other	1,216,000	728,000
Capitalized lease obligations	1,648,000	810,000

Total current liabilities	9,460,000	5,471,000
Notes payable, net of current portion:
Affiliates	246,000	1,021,000
Other	6,342,000	2,333,000
Capitalized lease obligations, net of current portion	2,319,000	2,552,000

Total liabilities	18,367,000	11,377,000

Commitments and contingencies
Shareholders’ equity:
Preferred Stock:
Series A, 9% Convertible Preferred Stock	6,000	7,000
Series C, 6% Convertible Preferred Stock	1,000	—
Common stock	20,000	19,000
Additional paid-in capital	29,370,000	25,235,000
Accumulated deficit	(26,068,000)	(24,782,000)
Notes receivable on common stock	(115,000)	(103,000)
Treasury stock	(118,000)	(118,000)

Total shareholders’ equity	3,096,000	259,000

Total liabilities and shareholders’ equity	21,463,000	$11,636,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended June 30, 2000 and 1999
(Unaudited)

	For the Three Month Period Ended June 30,

	2000	1999

Revenues	$5,366,000	$1,837,000
Cost of revenues, less depreciation	4,602,000	1,455,000

Gross margin	764,000	382,000
General and administrative expenses	769,000	198,000
Depreciation	521,000	156,000
Settlement (gain) loss	2,000	—

Operating income (loss) from continuing operations	(528,000)	28,000
Interest expense, net	193,000	567,000
Change in Estimated Remediation Costs	—	(400,000)

Loss from continuing operations and net loss	$721,000	$139,000

Net loss per common share, basic and diluted	$0.14	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the Six Month Periods Ended June 30, 2000 and 1999
(Unaudited)

	For the Six Month Period Ended June 30,

	2000	1999

Revenues	$8,321,000	$3,904,000
Cost of revenues, less depreciation	6,792,000	3,083,000

Gross margin	1,529,000	821,000
General and administrative	1,292,000	863,000
Depreciation	930,000	568,000
Settlement gain	(157,000)	—

Operating loss from continuing operations	536,000	610,000
Interest expense, net	334,000	702,000
Change in Estimated Remediation Costs	—	(400,000)

Loss from continuing operations and net loss	$870,000	$912,000

Net loss per common share, basic and diluted	$0.20	0.15

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Month Periods Ended June 30, 2000 and 1999
(Unaudited)

	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Shares Held in Treasury	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock Held in Treasury	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 1998	747,500	394,414	7,761,385	(24,000)	7,000	4,000	16,000	$(118,000)	$21,970,000	$(15,057,000)	$6,822,000
Net loss	—	—	—	—	—	—	—	—	—	(912,000)	(912,000)

Balance, June 30, 1999	747,500	394,414	7,761,385	(24,000)	$7,000	$4,000	$16,000	$(118,339)	$21,970,000	$(15,969,000)	$5,910,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Month Periods Ended June 30, 2000 and 1999
(Unaudited)

	Series A Preferred Shares	Series C Preferred Shares	Common Shares	Shares Held in Treasury	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Common Stock Held in Treasury	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable on Common Stock	Total

Balance, December 31, 1999	742,200	—	9,509,856	(24,250)	$7,000	—	$19,000	$(118,000)	$25,235,000	$(24,727,000)	$(103,000)	$258,000
Conversion of Series A Convertible Preferred Stock to common stock	(126,700)	—	228,060	—	(1,000)	—	—	—	1,000	—	—	—
Common stock issued on exercise of stock options	—	—	350,750	—	—	—	1,000	—	738,000	—	(50,000)	689,000
Issuance of Series C Preferred stock	—	3,000	—	—	—	$1,000	—	—	2,696,000	—	—	2,697,000
Payment of Series A Dividends	—	—	—	—	—	—	—	—	—	(416,000)	—	(416,000)
Shares issued in payment of Debt	—	—	$200,000	—	—	—	—	—	700,000	—	—	700,000
Payment of Notes Receivable	—	—	—	—	—	—	—	—	—	—	38,000	38,000
Net loss	—	—	—	—	—	—	—	—	—	(870,000)	—	(26,068,000)

Balance, June 30, 2000	615,500	3,000	10,288,666	(24,250)	$6,000	$1,000	$20,000	$(118,000)	$29,370,000	$(26,068,000)	$(115,000)	$3,096,000

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2000 and 1999
(Unaudited)

	June 30, 2000		June 30, 1999

Cash flows from operating activities:
Net income (loss)		$(870,000)	$(912,000)

Net loss from continuing operations		(870,000)	(912,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		930,000	508,000
Loss on sale of assets			12,000
Decrease (increase) in assets:
Accounts Receivable		(555,000)	(224,000)
Other current assets		(419,000)	328,000
Other assets		(5,000)	(85,000)
Notes receivable			(350,000)
Increase (decrease) in liabilities:
Accounts payable		626,000	1,331,000
Accrued liabilities		(245,000)	(40,000)

Net cash provided by (used) in operating activities of continuing operations		(538,000)	367,000
Net cash used in operating activities of discontinued activities		(604,000)	152,000

Cash provided by (used) in operating activities		(1,142,000)	(519,000)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment		$(778,000)	(420,000)
Sales of property and equipment			11,000
Acquisition of AWT		(817,000)	—

Net cash provided by (used in) investing activities of continuing operations		(1,595,000)	(409,000)

Cash flows provided by (used in) financing activities:
Proceeds from line of credit	$		—
Proceeds from notes and loans		174,000	1,025,000
Repayment of notes, loans, leases		(1,683,000)	(1,631,000)
Proceeds from sale of Preferred Stock		2,697,000
Proceeds from exercise of options		689,000
Payment of dividends		(416,000)
Decrease in long term accruals			(67,000)

Net cash provided by (used in) financing activities of continuing operations		1,461,000	(673,000)
Net cash provided by (used in) financing activities of discontinued operations		—	—

Cash provided by (used in) financing activities		1,461,000	(673,000)

Net increase (decrease) in cash		(1,276,000)	(563,000)
Cash and equivalent at beginning of period		1,362,000	801,000

Cash and equivalents at end of period		$86,000	$238,000

Cash paid during the period for:
Interest:
Continuing operations		287,000	465,000
Discontinued operations		—	315,000

		$287,000	$780,000

Supplemental Schedule of Non-Cash Investing and Financing Activities of Continued Operations

Satisfaction of debt through issuance of stock:
Liabilities satisfied		700,000
Common stock issued		(700,000)
Acquisition
Fair value of assets acquired		6,805,000
Liabilities assumed		(5,988,000)
Consideration paid:
Cash		(817,000)
Assets acquired		3,280,000
Liabilities incurred		(3,280,000)

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2000
For the Six Month Periods Ended June 30, 2000 and 1999

1.      Discontinued Operations

             On December 22, 1998, the Company adopted a plan to dispose of its agribusiness and real estate operations. In October 1999, the Company transferred substantially all of its remaining real estate assets and related liabilities to AMCOR Financial Corp. (“AFC”), a then wholly owned subsidiary. In January 2000, the Company distributed to its common and preferred shareholders all of its AFC common shares. The Company has disputes with AFC regarding the nature and amount of assets and liabilities transferred to AFC. Further, all the regulatory requirements related to the distribution of the AFC shares to the Company’s shareholders may not have been satisfied. As a result, the Company continues to record its investment related to these real estate assets as net assets of discontinued operations in the consolidated balance sheets.

             At June 30, 2000, the remaining assets of the discontinued operations are the Company’s receivable from a partnership that owned a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $3,181,000 at June 30, 2000, which is included in the net assets of discontinued operations. The lender that foreclosed upon the golf course property notified the Company that a deficiency of $2,400,000 exists after the foreclosure and in April 2000 filed a related lawsuit. The parties have mutually agreed to settle the matter and negotiations are now in process.

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

             The computations of basic and diluted loss per common share are as follows:

	Six month period Ended June 30,

	2000	1999

Loss from continuing operations	$870,000	$912,000
Add: dividends on preferred shares—declared	416,000	—
Add: dividends on preferred shares—cumulative, not declared	692,000	229,000

Net loss available to common shareholders	$1,978,000	$1,141,000

Weighted average shares—basic and diluted	9,899,000	7,761,000

Net loss per share available to Common shareholders—basic and diluted	$.20	$0.15

	Three month period Ended June 30,

	2000	1999

Loss from continuing operations	$721,000	$139,000
Add: dividends on preferred shares—declared	—	—
Add: dividends on preferred shares—cumulative, not declared	692,000	229,000

Net loss available to common shareholders	$1,413,000	$368,000

Weighted average shares—basic and diluted	10,188,000	7,761,000

Net loss per share available to Common shareholders—basic and diluted	$.14	$0.05

USA BIOMASS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2000
For the Six Month Periods Ended June 30, 2000 and 1999

             The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

	Three month period ended June 30,

	2000	1999

Shares of common stock issuable under:
Employee stock options	256,100	982,883
Warrants	239,500	479,500
Series A Convertible Preferred Stock	1,107,000	1,345,500
Series B Convertible Preferred Stock	—	591,621
Series C Convertible Preferred Stock	340,000	—

	Six month period ended June 30,

	2000	1999

Shares of common stock issuable under:
Employee stock options	256,100	982,883
Warrants	239,500	479,500
Series A Convertible Preferred Stock	1,107,000	1,345,500
Series B Convertible Preferred Stock	—	591,621
Series C Convertible Preferred Stock	340,000	—

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

             Certain financial information is presented below:

	Green Waste Recycling	Waste Transport	Other	Total

Six months ended June 30, 2000:
Revenue	$1,513,000	$6,808,000	—	$8,321,000
EBITDA	251,000	239,000	$(96,000)	394,000
Assets	2,449,000	15,430,000	3,584,000	21,463,000
Depreciation and amortization	176,000	752,000	2,000	930,000
Interest, net	22,000	259,000	53,000	334,000

Six months ended June 30, 1999:
Revenue	1,207,000	2,697,000	—	3,904,000
EBITDA	(91,000)	462,000	(13,000)	358,000
Assets	1,581,000	6,180,000	18,788,000	26,549,000
Depreciation and amortization	215,000	331,000	22,000	568,000
Interest, net	93,000	218,000	391,000	702,000

USA BIOMASS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2000
For the Six Month Periods Ended June 30, 2000 and 1999

4.      Acquisition of American Waste Transport

             In March 2000, the Company agreed to acquire substantially all of the outstanding shares of American West Transport (“AWT”) for cash in the amount of $750,000.00 and up to one million shares of the Company’s common stock, subject to certain contingencies and the resolution of certain pending issues which related to the acquisition value of AWT. AWThas failed to perform its obligations as specified in the acquisition agreement. Moreover, management of the Company believes that certain material facts, not disclosed to the Company prior to the acquisition, materially and adversely affect the acquisition value of AWT. Based upon AWT’s failure to disclose material information to the Company and AWT’s failure to perform its obligations as specified in the acquisition agreement, management of the company has determined that it is in the best interests of the Company to cancel those 1,000,000 shares of the Company’s common stock which were issued but which are being held in escrow. Fred and Linda Alexander have filed a complaint against the Company in U.S. District Court alleging violation of Federal Securities Law, the California Corporation Code, fraud, breaches of contract and wrongful termination. The Company intends to vigorously defend this action and file a cross complaint against the Alexanders.

             The following unaudited pro forma consolidated results of operations are presented as if the acquisition of AWT had taken place at January 1, 2000 and 1999.

	Six month period Ended June 30,

	2000	1999

Revenue	$10,474,000	$10,383,000

Net loss from continuing operations	$860,000	$773,000

Net loss	$860,000	$773,000

             The assets and liabilities of AWT included in the consolidated balance sheet at June 30, 2000 follows:

Current assets:
Cash	$31,000
Accounts receivable	1,106,000
Other current assets	636,000

Total current assets	1,773,000
Property and equipment	6,806,000
Goodwill	961,000

Total assets	$9,540,000

Current liabilities:
Accounts payable	$2,640,000
Line of credit	1,989,000
Capitalized leases and notes payable	1,431,000
Other current liabilities	610,000

Total current liabilities	6,670,000
Capitalized leases and notes payable	2,516,000

9,186,000
Equity	354,000

Total liabilities and shareholders’ equity	$9,540,000

5.      Sale of Series C Convertible Preferred Stock

             In March 2000, the Company issued 3,000 shares of its Series C Convertible Preferred stock at $1,000 per share. In conjunction with the offering, the Company issued warrants to purchase 100,000 shares of the Company’s common stock at $4.65 per share. The warrants may be exercised at any time until they expire on June 30, 2005.

USA BIOMASS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The Company’s operations at June 30, 2000 included: (i) “clean green” waste processing and recycling (“biomass”) and (ii) contract waste transport services. During 1997, the Company’s focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services (“Waste Management”). During the second half of 1998, in light of the Company’s strategic alliance with Waste Management and related existing and potential biomass and solid waste transportation opportunities, the Company’s Board of Directors determined that the Company’s shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and permanent. Consequently, the Board of Directors approved the Company’s name change effective August 31, 1998 and subsequently, on December 22, 1998 adopted a Plan of Discontinued Operations (the “Plan”) pursuant to which the Company will discontinue its agribusiness and land planning/development activities and will focus on its solid waste transportation and biomass activities. In addition, on January 12, 1999, the Board of Directors approved a change in the Company’s fiscal year end to December 31.

             Implementation of the Plan has had a material impact on the presentation of the Company’s financial statements. All business activity, cash flows and net assets of these operations for the year ended December 31, 1999, and for the six months ended June 30, 2000 have been classified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value.

Results of Operations

             The Company’s continuing operations consist of solid waste transportation and biomass activities, which include green waste recycling. The Company has sold its unprofitable municipal tree maintenance operations in March 1999. The Company’s discontinued operations consist of agribusiness and land planning/development. A discussion of the material factors that affected the Company’s results of continuing operations and, where applicable, the results of its discontinued operations, are presented separately below.

Results of Continuing Operations

      Revenues:

             The Company’s revenues from continuing operations for the six months ended June 30, 2000, reflect exclusively its biomass activities and waste transport revenue, whereas revenues for the six months ended June 30, 1999, also reflect $363,000 of revenues from tree maintenance operations which were sold late in the first quarter, 1999. Revenues for the three months ended June 30, 2000 were $5,366,000, which included $3,070,000 of second quarter revenues from the acquisition of American Waste Transport (“AWT”) in March 2000, and were up significantly (192%) from $1,837,000 for the three months ended June 30, 1999. Overall, revenues for the six-months ended June 30, 2000 were $8,321,000, up 113% from revenues of $3,904,000 for the comparable prior six month period, which increase included $4,052,000 of revenue from AWT. The Company expects revenues to continue to increase in fiscal 2000 as the transportation division revenues grow both internally as new contracts are phased in, and as the Company expands its biomass operations, and from acquisitions, such as AWT.

      Cost of Revenues:

             Cost of revenues (excluding $521,000 of depreciation) of $4,602,000 for the three months ended June 30, 2000, were up $3,153,000 (216%) from $1,455,000 for the comparable three months period ending June 30, 1999, mainly from internal growth in biomass activities, and from the acquisition of AWT which generated a comparable 192% increase in revenues. This resulted in a gross profit from operations (excluding depreciation) of $764,000 (14%) compared to $382,000 (21%) for the prior year’s three month period. For the six months ending June 30, 2000 cost of revenues were $6,792,000, up $3,709,000 (120%) from the prior six month period, due largely from the AWT acquisition which resulted in revenues increasing 113% for the six month period. Overall, the six months ended June 30, 2000, generated a gross profit (before depreciation) of $1,529,000 (18%) compared to a gross profit (before depreciation) of $821,000 (21%) the prior six month period. Management expects margins to improve in future periods, as cost savings are realized through the elimination of duplicate facilities and personnel related to the AWT acquisition, which will be reflected in the third and fourth quarters.

      General and Administrative Expenses:

             For the three months ended June 30, 2000, total general and administrative expenses of $769,000 compared to $198,000 for the comparable three month period ending June 30, 1999, the 288% increase related to the acquisition of AWT which increased revenues by 192% for the quarter. For the six-months ended June 30, 2000, total general and administrative expense of $1,292,000 as compared to $863,000 the prior six month period, up 49% due to the acquisition of AWT, which resulted in revenues increasing 113% for the six month period.

      Settlement Gain:

             During the three months ended June 30, 2000, the Company realized a settlement loss of $2,000 based on proceeds received from the settlement of a lawsuit in late 1999. The total settlement gain for the six months ending June 30, 2000 was $157,000. There was no such gain in the comparable 1999 periods.

      Interest Expense, Net of Interest Income:

             For the three months ended June 30, 2000, interest expense, net of interest income was $193,000, a decrease of $374,000 (66%) from the comparable three month period ending June 30, 1999. For the six months ended June 30, 2000, interest expense was $334,000, compared to $702,000 for the comparable six month period ended June 30, 1999, the 52% decrease in interest due largely to the Company’s 42% reduction in debt during 1999.

      Results from Continuing Operations:

             For the three months ended June 30, the Company reported a loss from continuing operations of $721,000 compared to a net loss of $139,000 for the comparable three month period ending June 30, 1999, which prior period included a $400,000 credit for estimated remediation costs. For the six months ended June 30, 2000, the loss from continuing operations was $870,000, compared to $912,000 the comparable prior six month period ended June 30, 1999. The prior year’s loss was largely due to lower revenues not sufficient to absorb fixed costs, as the Company’s new biomass business was operating below capacity. Future operating results are expected to continue to improve as management eliminates duplicate facilities and personnel functions related to the AWT acquisition, which will be reflected in the third and fourth quarters.

      Results of Discontinued Operations:

             For the three months ended June 30, 2000, results from discontinued operations were zero, the same as the comparable three month period ending June 30, 1999, mainly due to the previous accrual of all operating losses for discontinued operations.

      Liquidity and Capital Resources:

             The Company’s overall financial condition as of June 30, 2000, as compared to December 31, 1999, has improved considerably with shareholders’ equity increasing over $2.7 million to $3.0 million, due primarily to the issuance of $3 million of new preferred stock which occurred in March 2000. During 1999, total debt was reduced by $8.3 million (42%) to $11.4 million, which has yielded significant interest savings. (The acquisition of AWT combined with the purchase of additional equipment did cause total debt to increase to $18.0 million at June 30, 2000.) In addition, revenues from expanding biomass operations increased 113% over the comparable prior six month period exceeding all of 1999’s revenues which were $7.6 million. This increase is largely due to the acquisition of AWT which, when consolidated with the Company, should generate revenues at the annual rate exceeding $18 million, and with improving margins, should generate adequate funds for operations. For example, for the six months ended March 31, 2000, EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $394,000 compared to $358,000 EBITDA the comparable prior six month period, a 10% increase. Margins are expected to continue to improve, as an estimated $l million of cost reductions are realized through the elimination of duplicate facilities and personnel functions related to the AWT acquisition. Moreover, USA Biomass now has a contractual backlog in place approximating $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods.

             The Company’s current ratio, at .51 has not improved from .66 at December 31, 1999. This is primarily due to over $1.4 million of term notes becoming current in the first quarter, which the Company intends to refinance during 2000 including the expenditure of $1,000,000 for capital equipment. However, liquidity may improve during 2000 as a result of the following: (i) the intense management of cash flow; (ii) the Company is currently negotiating to significantly expand both senior and/or subordinated debt to fund working capital related to the Company’s large contract backlog; (iii) during 2000 the Company expects to liquidate all or a part of its $2.5 million agricultural property investment, (iv) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (v) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reasons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

Year 2000 Compliance

             To date management of the Company believes that its software packages currently in use are Year 2000 compliant. Management does not expect that the financial impact of required modification to such software, if any, will be material to the Company’s financial position, cash flows or results of operations in any given year.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             In December 1997, a judgment was entered against the Company and two of its officers, who are also shareholders. The Company has filed an appeal of this judgment.

             On April 5, 2000, a bank filed a lawsuit against the Company related to a deficiency pertaining to real property the bank foreclosed on in Texas which are part of its discontinued operations. The Company intends to vigorously defend against this lawsuit and believes that it has recorded its liability related thereto in its financial statement. Based on recent negotiations with the bank, the Company believes the matter will be completely settled during the fourth quarter and, in any event, the Company does not expect that this matter will have a material adverse effect on the Company’s financial condition or results of operations.

             Fred and Linda Alexander have filed a complaint against the Company in U.S. District Court alleging violation of Federal Securities Law, the California Corporation Code, fraud, breaches of contract and wrongful termination. The Company intends to vigorously defend this action and file a cross complaint against the Alexanders.

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

Item 4.   Submission of Matters to a Vote of Security Holders

             Not Applicable.

Item 5.   Other Information

             Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits.

1	Not applicable
2	Plan of Discontinued Operations (1)
3.1	Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (2)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (2)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (2)
3.4	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A 9% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (3)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997 (4)
3.7	Bylaws of the Company, as amended (4)

4.1	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series C 6% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on April 13, 2000 (9)
4.2	Trust Indenture between the Company and First City Bank of Dallas (2)
10.1	Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (6)
10.2	Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (6)
10.3	Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (6)
10.4	Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE (1)
10.5	Agreement Regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc. (1)
10.6	Commercial Lease dated effective as of November 1, 1998 by and between Desert Mist Cooling and the Company (1)
10.7	Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto (8)
10.8	Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc. (9)
11	Statement re: Computation of Per Share Earnings (Loss) (5)
21	Subsidiaries of the Company (7)
27	Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K, for event dated January 12, 1999, incorporated herein by this reference as filed with the Commission on January 27, 1999, reporting on Item 8, Change in Fiscal Year, in connection with the Company’s Board of Directors’ decision to change the Company’s fiscal year from August 31 to December 31, commencing with the calendar year/fiscal year ended December 31, 1998.

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

             Form 8-K, for event dated April 19, 2000, incorporated herein by this reference as filed with the Commission on April 20, 2000, reporting on Item 5, Other Events, in connection with the filing of a pro forma balance sheet at February 29, 2000, to exhibit the Company’s compliance with the NASDAQ net tangible equity requirement for continued listing on the Small Cap Quotation Service.

______________

     (1)   Filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1998 and incorporated herein by reference.

     (2)   Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 30, 1988 and incorporated herein by reference.

     (3)   Filed as Exhibit 4.2 to the Company’s Form 10-QSB for the quarterly period ended May 31, 1994, and incorporated herein by reference.

     (4)   Amended Bylaws filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference. Additional amendment to Bylaws filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended February 28, 1998 as filed with the Commission on April 15, 1998 and incorporated herein by reference.

     (5)   Included in Financial Statements.

     (6)   Filed as an exhibit to the Company’s Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

     (7)   Filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference.

     (8)   Filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 14, 2000, and incorporated herein by reference.

     (9)   Filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2000, and incorporated herein by reference.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of California.

USA BIOMASS CORPORATION a Delaware corporation
Date: November 20, 2000	By:	/s/ Lance B. Jones

Lance B. Jones Its: Chief Executive Officer

By:	/s/ Eugene W. Tidgewell

Eugene W. Tidgewell Its: Chief Financial Officer