Form 10QSB
period 2000-09-30
USA BIOMASS CORP
filed 2000-11-20
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000

OR

[ ]	TRANSITION REPORTPURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

0-17594
(Commission File Number)

USA BIOMASS CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	33-0329559 (I.R.S. Employer Identification No.)

7314 Scout Avenue, Bell Gardens, California (Address of principal executive offices)	90201 (Zip Code)

(562) 928-9900
(Registrant’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             The number of shares outstanding of issuer’s only class of Common Stock, $.002 par value, was 10,348,840 on October 15, 2000.

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
As of September 30, 2000 and December 31, 1999
And For the Three Months and Nine Months ended
September 30, 2000 and 1999

Page
CONSOLIDATED FINANCIAL STATEMENTS FOR USA BIOMASS CORPORATION
Balance Sheet	F-2
Statements of Operations	F-3
Statements of Shareholders’ Equity	F-5
Statement of Cash Flows	F-7

NOTES TO THE FINANCIAL STATEMENTS	F-8

SIGNATURES	F-18

USA BIOMASS CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
(Unaudited)

	2000	1999

ASSETS
Current assets:
Cash and equivalents	$30,000	$1,362,000
Accounts receivable, net of allowance for doubtful accounts	2,336,000	862,000
Receivable from affiliates	54,000	26,000
Other current assets	716,000	129,000
Net current assets of discontinued operations	1,873,000	1,249,000

Total current assets	5,009,000	3,628,000
Property and equipment, net of accumulated depreciation	15,077,000	7,584,000
Other assets	25,000	32,000
Intangible assets, net of accumulated amortization	1,331,000	392,000

Total assets	$21,442,000	$11,636,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,939,000	$1,747,000
Accrued liabilities	1,472,000	1,355,000
Lines of credit	1,556,000	640,000
Notes payable:
Affiliates	565,000	191,000
Other	1,246,000	728,000
Capitalized lease obligations	1,502,000	810,000

Total current liabilities	10,280,000	5,471,000
Notes payable, net of current portion:
Affiliates	246,000	1,021,000
Other	6,335,000	2,333,000
Capitalized lease obligations, net of current portion	2,350,000	2,552,000

Total liabilities	19,211,000	11,377,000

Commitments and contingencies
Shareholders’ equity:
Preferred Stock:
Series A, 9% Convertible Preferred Stock	5,000	7,000
Series C, 6% Convertible Preferred Stock	1,000	—
Common stock	20,000	19,000
Additional paid-in capital	29,347,000	25,235,000
Accumulated deficit	(26,909,000)	(24,782,000)
Notes receivable on common stock	(115,000)	(102,000)
Treasury stock	(118,000)	(118,000)

Total shareholders’ equity	2,231,000	259,000

Total liabilities and shareholders’ equity	$21,442,000	$11,636,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended September 30, 2000 and 1999
(Unaudited)

	September 30, 2000	September 30, 1999

Revenues	$4,948,000	$1,965,000
Cost of revenues, less depreciation	4,103,000	1,184,000

Gross margin	845,000	781,000
General and administrative expenses	730,000	759,000
Depreciation	679,000	258,000
Settlement gain		—

Operating income (loss) from continuing operations	564,000	236,000
Interest expense, net	277,000	98,000
(Gain) on Sale of Assets		(35,000)

Loss from continuing operations	841,000	$299,000

Loss from discontinued operations		198,000

Net Loss	$841,000	$497,000

Loss from continuing operations per common share, basic and diluted	$0.16	$0.12

Net loss per common share, basic and diluted	$0.16	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2000 and 1999
(Unaudited)

	September 30, 2000	September 30, 1999

Revenues	$13,269,000	$5,869,000
Cost of revenues, less depreciation	10,895,000	4,267,000

Gross margin	2,374,000	1,602,000
General and administrative	2,022,000	1,622,000
Depreciation	1,609,000	826,000
Settlement gain	(157,000)	—

Operating loss from continuing operations	1,100,000	846,000
Interest expense, net	611,000	800,000
(Gain) on Sale of Assets		(35,000)

Change in Estimated Remediation Costs	—	(400,000)

Loss from continuing operations	1,711,000	1,211,000

Loss from discontinued operations		198,000

Net Loss	$1,711,000	$1,409,000

Loss from continuing operations per common share, basic and diluted	$0.30	$0.24

Net loss per common share, basic and diluted	$0.30	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Month Periods Ended September 30, 2000 and 1999
(Unaudited)

	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Shares Held in Treasury	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock Held in Treasury	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 1998	747,500	394,414	7,761,385	(24,000)	$7,000	$4,000	16,000	$(118,000)	$21,970,000	$(15,057,000)	$6,822,000
Net loss	—	—	—	—	—	—	—	—	—	(1,409,000)	(1,409,000)

Balance, September 30, 1999	747,500	394,414	7,761,385	(24,000)	$7,000	$4,000	$16,000	$(118,000)	$21,970,000	$(16,466,000)	$5,413,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Nine Month Periods Ended September 2000 and 1999
(Unaudited)

	Series A Preferred Shares	Series C Preferred Shares	Common Shares	Shares Held in Treasury	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Common Stock Held in Treasury	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Notes Receivable on Common Stock	Total

Balance, December 31, 1999	742,200	—	9,509,856	(24,250)	$7,000	—	$19,000	$(118,000)	$25,235,000	$(24,782,000)	$(102,000)	$259,000
Conversion of Series A Convertible Preferred stock to common stock	(160,130)	—	288,234	—	(2,000)	—	—	—	2,000	—	—	—
Common stock issued on exercise of stock options	—	—	350,750	—	—	—	1,000	—	738,000	—	(50,000)	689,000
Issuance of Series C Preferred stock	—	3,000	—	—	—	$1,000	—	—	2,672,000	—	—	2,673,000

Payment of Series A Dividends	—	—	—	—	—	—	—	—	—	(416,000)	—	(416,000)
Shares issued in payment of debt	—	—	200,000	—	—	—	—	—	700,000	—	—	700,000
Payment of Notes Receivable	—	—	—	—	—	—	—	—	—	—	37,000	37,000
Net loss	—	—	—	—	—	—	—	—	—	(1,711,000)	—	(1,711,000)

Balance, September 30, 2000	582.070	3,000	10,348,840	(24,250)	$5,000	$1,000	$20,000	$(118,000)	$29,347,000	$(26,909,000)	$(115,000)	$2,231,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2000 and 1999
(Unaudited)

	September 30, 2000	September 30, 1999

Cash flows from operating activities:
Net income (loss)	$(1,711,000)	$(1,409,000)

Net loss from continuing operations	(1,711,000)	(1,211,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609,000	863,000
(Gain) Loss on sale of assets		(35,000)
(Gain) Change in remediation costs
Decrease (increase) in assets:
Accounts Receivable	(873,000)	(91,000)
Other current assets	(569,000)	293,000
Other assets	(5,000)	(88,000)
Notes receivable
Increase (decrease) in liabilities:
Accounts payable	544,000	(1,042,000)
Accrued liabilities	36,000	(309,000)

Net cash provided by (used) in operating activities of continuing operations	(969,000)	1,044,000
Net cash used in operating activities of discontinued activities	(624,000)	(198,000)

Cash provided by (used) in operating activities	(1,593,000)	1,242,000

Cash flows provided by (used in) other investing activities:
Purchase of property and equipment	$(1,514,000)	$(682,000)
Sales of property and equipment		102,000
Acquisition of AWT	(378,000)	—

Net cash provided by (used in) investing activities of continuing operations	(1,892,000)	(2,131,000)

Net cash used in investing activities of discontinued operations		(575,000)

Cash used in investing activities	(1,892,000)	(1,349,000)

Cash flows provided by (used in) financing activities:
Proceeds from line of credit		365,000
Proceeds from notes and loans	1,851,,000	7,500,000
Proceeds of Sale of Note Repayment of notes, loans, leases	(2,644,000)	(5,734,00)
Proceeds from sale of Preferred Stock	2,673,000
Proceeds from exercise of options	689,000
Payment of dividends	(416,000)
Decrease in long term accruals		(67,000)

Net cash provided by (used in) financing activities of continuing operations	2,153,000	(2,131,000)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	2,153,000	(2,131,000)

Net increase (decrease) in cash	(1,332,000)	(460,000)
Cash and equivalent at beginning of period	1,362,000	801,000

Cash and equivalents at end of period	$30,000	$341,000

Cash paid during the period for:
Interest:
Continuing operations	671,000	1,088,000
Discontinued operations	—	147,000

	$671,000	$780,000

Supplemental Schedule of Non-Cash Investing and Financing Activities of Continued Operations
Satisfaction of debt through issuance of stock:
Liabilities satisfied	$700,000
Common stock issued	(700,000)
Acquisition of business:
Fair value of assets acquired	8,881,000
Liabilities assumed	8,503,000
Consideration paid:
Cash	(378,000)
Assets acquired in non-cash transactions:
Assets acquired	3,280,000
Liabilities incurred	(3,280,000)
Assets offset against liabilities:
Related party Receivable		(1,131,000)
Related party notes payable		1,131,000

The accompanying notes are an integral part of the consolidated financial statements.

USA BIOMASS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2000
For the Nine Months Periods Ended September 30, 2000 and 1999

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

             At September 30, 2000, the remaining assets of the discontinued operations are the Company’s receivable from a partnership that owned a golf course sold in foreclosure in February 2000, certain housing development land in Texas, and a 50% interest in PS III Farms, LLC, which owns 6,490 acres that it leases to a limited liability company owned by the other 50% venture partner. The real estate assets have been pledged as collateral on notes payable on which the Company is primarily liable totaling $3,181,000 at September 30, 2000, which is included in the net assets of discontinued operations. The lender that foreclosed upon the golf course property notified the Company that a deficiency of $2,400,000 exists after the foreclosure and in April 2000 filed a related lawsuit. The parties have mutually agreed to settle the matter and negotiations are now in process.

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

             The computations of basic and diluted loss per common share are as follows:

	Nine month periods ended September 30,

	2000	1999

Loss from continuing operations	$1,711,000	$1,211,000
Add: dividends on preferred shares—declared	416,000	—
Add: dividends on preferred shares—cumulative, not declared	814,000	689,000

Loss to common shareholders	$2,941,000	$1,897,000

Loss from discontinued operations	—	198,000

Net loss available to common shareholders	$2,941,000	$2,095,000

Weighted average shares—basic and diluted	9,929,000	7,761,000

Loss per share from continuing operations	$.30	$.24

Loss per share from discontinued operations	—	$.03

Net loss per share available to common shareholders—basic and diluted	$.30	$0.27

USA BIOMASS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2000
For the Nine Month Periods Ended September 30, 2000 and 1999

	Three month periods ended September 30,

	2000	1999

Loss from continuing operations	$841,000	$299,000
Add: dividends on preferred shares—declared	—	—
Add: dividends on preferred shares—cumulative, not declared	814,000	686,000

Loss to common shareholders	$1,655,000	$985,000

Loss from discontinued operations		198,000

Net loss available to shareholders	$1,655,000	$1,183,000

Weighted average shares—basic and diluted	10,105,000	7,761,000

Loss per share from continuing operation	$.16	$.12

Loss per share from discontinued operations	—	$.03

Net loss per share available to common shareholders—basic and diluted	$.16	$.15

             The effect of the potentially dilutive securities listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

	Three month periods ended September 30,

	2000	1999

Shares of common stock issuable under:
Employee stock options	256,100	982,883
Warrants	239,500	479,500
Series A Convertible Preferred Stock	1,107,000	1,345,500
Series B Convertible Preferred Stock	—	591,621
Series C Convertible Preferred Stock	340,000	—

	Nine month periods ended September 30,

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

USA BIOMASS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2000
For the Nine Month Periods Ended September 30, 2000 and 1999

             Certain financial information is presented below:

	Green Waste Recycling	Waste Transport	Other	Total

Nine months ended September 30, 2000:
Revenue	$2,307,000	$10,962,000	—	$13,269,000
EBITDA	372,000	806,000	$(669,000)	509,000
Assets	2,203,000	15,223,000	4,016,000	21,442,000
Depreciation and amortization	274,000	1,333,000	2,000	1,609,000
Interest, net	33,000	505,000	73,000	611,000

Nine months ended September 30, 1999:
Revenue	1,697,000	4,172,000	—	5,869,000
EBITDA	159,000	902,000	(844,000)	217,000
Assets	914,000	6,163,000	12,390,000	19,527,000
Depreciation and amortization	264,000	540,000	22,000	826,000
Interest, net	93,000	332,000	375,000	800,000

4.   Acquisition of American Waste Transport

             In March 2000, the Company agreed to acquire substantially all of the outstanding shares of American West Transport (“AWT”) for cash in the amount of $750,000.00 and up to one million shares of the Company’s common stock, subject to certain contingencies and the resolution of certain pending issues which related to the acquisition value of AWT. AWT has failed to perform its obligations as specified in the acquisition agreement. Moreover, management of the Company believes that certain material facts, not disclosed to the Company prior to the acquisition, materially and adversely affect the acquisition value of AWT. Based upon AWT’s failure to disclose material information to the Company and AWT’s failure to perform its obligations as specified in the acquisition agreement, management of the company has determined that it is in the best interests of the Company to cancel those 1,0 00,000 shares of the Company’s common stock which were issued but which are being held in escrow. Fred and Linda Alexander have filed a complaint against the Company in U.S. District Court alleging violation of Federal Securities Law, the California Corporation Code, fraud, breaches of contract and wrongful termination. The Company intends to vigorously defend this action and file a cross complaint against the Alexanders.

             The following unaudited pro forma consolidated results of operations are presented as if the acquisition of AWT had taken place at January 1, 2000 and 1999.

	Nine month period Ended September 30,

	2000	1999

Revenue	$15,422,000	$16,524,000

Net loss from continuing operations	$1,701,000	$1,619,000

Net loss	$1,701,000	$1,817,000

USA BIOMASS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2000
For the Nine Month Periods Ended September 30, 2000 and 1999

             The assets and liabilities of AWT included in the consolidated balance sheet at September 30, 2000 follows:

Current assets:
Cash	$(174,000)
Accounts receivable	1,167,000
Other current assets	394,000

Total current assets	1,387,000
Property and equipment	6,697,000
Goodwill	977,000

Total assets	$9,061,000

Current liabilities:
Accounts payable	$1,729,000
Line of credit	916,000
Capitalized leases and notes payable	1,489,000
Other current liabilities	735,000

Total current liabilities	4,869,000
Capitalized leases and notes payable	4,179,000

Equity	13,000

Total liabilities and shareholders’ equity	$9,061,000

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

             A portion of the proceeds of this offering was used for the AWT acquisition described above and for the payment of dividends on the Series A Convertible Preferred stock. The remaining proceeds of this offering have been used for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             The Company’s operations at September 30, 2000 included: (i) “clean green” waste processing and recycling (“biomass”) and (ii) contract waste transport services. During 1997, the Company’s focus shifted from agribusiness and land planning/development to biomass. Subsequently, in June 1998, the Company broadened its new focus to include solid waste transportation and developed a strategic alliance with Waste Management, Inc., formerly USA Waste Services (“Waste Management”). During the second half of 1998, in light of the Company’s strategic alliance with Waste Management and related existing and potential biomass and solid waste transportation opportunities, the Company’s Board of Directors determined that the Company’s shift in focus from agribusiness and land planning/development to solid waste transportation and biomass should be complete and perma nent. Consequently, the Board of Directors approved the Company’s name change effective August 31, 1998 and subsequently, on December 22, 1998 adopted a Plan of Discontinued Operations (the “Plan”) pursuant to which the Company will discontinue its agribusiness and land planning/development activities and will focus on its solid waste transportation and biomass activities. In addition, on January 12, 1999, the Board of Directors approved a change in the Company’s fiscal year end to December 31.

             Implementation of the Plan has had a material impact on the presentation of the Company’s financial statements. All business activity, cash flows and net assets of these operations for the year ended December 31, 1999, and for the nine months ended September 30, 2000 have been classified as discontinued operations, and the assets of these operations have been reduced to the lower of cost or net realizable value.

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

Results of Continuing Operations

      Revenues

             The Company’s revenues from continuing operations for the nine months ended September 30, 2000, reflect exclusively its biomass activities and waste transport revenue, whereas revenues for the nine months ended September 30, 1999, also reflect $363,000 of revenues from tree maintenance operations which were sold late in the first quarter, 1999. Revenues for the three months ended September 30, 2000 were $4,948,000, which included $2,665,000 of third quarter revenues from the acquisition of American Waste Transport (“AWT”) in March 2000, and were up significantly (152%) from $1,965,000 for the three months ended September 30, 1999. Overall, revenues for the nine-months ended September 30, 2000 were $13,269,000, up 126% from revenues of $5,869,000 for the comparable prior nine month period, which increase included $6,716,000 of revenue from AWT. The Company expects revenues to continue to inc rease in fiscal 2000 as the transportation division revenues grow both internally as new contracts and customers are phased in, and as the Company expands its biomass operations and from acquisitions, such as AWT.

      Cost of Revenues

             Cost of revenues (excluding $679,000 of depreciation) of $4,103,000 for the three months ended September 30, 2000, were up $2,919,000 (247%) from $1,184,000 for the comparable three month period ending September 30, 1999, mainly from internal growth in biomass activities, and from the acquisition of AWT which generated a comparable 152% increase in revenues and increased fuel costs as fuel increased $.50/gallon during the quarter. This resulted in a gross profit from operations (excluding depreciation) of $845,000 (17.0%) compared to $781,000 (39.2%) for the prior year’s three month period. For the nine months ending September 30, 2000 cost of revenues (excluding 1,609,000 of depreciation) were $10,895,000, up $6,628,000 (155%) from the prior nine month period, due largely from the AWT acquisition which resulted in revenues increasing 126% for the nine month period and increased fuel costs as fuel increased $.50/gallon during the quarter. Overall, the nine months ended September 30,

2000, generated a gross profit (before depreciation) of $2,374,000 (17.9%) compared to a gross profit of $1,602,000 (27.3%) the prior nine month period. Management expects margins to improve in future periods, as cost savings are realized through the elimination of duplicate facilities and personnel related to the AWT acquisition, which will be reflected in the fourth quarter but has no assurance that fuel costs will not continue to increase.

      General and Administrative Expenses

             For the three months ended September 30, 2000, total general and administrative expenses of $730,000 compared to $759,000 for the comparable three month period ending September 30, 1999, the 3.8% decrease related to the effect of reductions due to the elimination of duplicate facilities and personnel. For the nine-months ended September 30, 2000, total general and administrative expense of $2,022,000 as compared to $1,623,000 the prior nine month period, up 24.7% due to the acquisition of AWT, which resulted in revenues increasing 126% for the nine month period.

      Settlement Gain

             During the three months ended September 30, 2000, the Company realized no settlement gain based on proceeds received from the settlement of a lawsuit in late 1999. The total settlement gain for the nine months ending September 30, 2000 was $157,000. There was no such gain in the comparable 1999 periods.

      Interest Expense, Net of Interest Income

             For the three months ended September 30, 2000, interest expense, net of interest income was $277,000, an increase of $179,000 (183%) from the comparable three month period ending September 30, 1999 due to additional installment debt from the acquisition of AWT. For the nine months ended September 30, 2000, interest expense was $611,000, compared to $800,000 for the comparable nine month period ended September 30, 1999, the 23.6% decrease in interest due largely to the Company’s 42% reduction in debt during 1999.

      Results from Continuing Operations

             For the three months ended September 30, the Company reported a loss from continuing operations of $841,000 compared to a net loss of $299,000 for the comparable three month period ending September 30, 1999. This increase is due to increased depreciation and interest from the AWT acquisition and additional capital expenditures. For the nine months ended September 30, 2000, the loss from continuing operations was $1,711,000, compared to a loss of $1,211,000 the comparable prior nine month period ended September 30, 1999. The current year’s loss is due from increased fuel costs, additional depreciation from the acquisition of AWT and unexpected losses in the operations acquired from AWT. Management has taken steps to cut costs and also has increased rates in an effort to be profitable in the near future. The prior year’s loss was largely due to lower revenues not sufficient to absorb fixed costs, as the Company’s new biomass business was operating below capacity. The prior year’s loss also included a $400,000 credit for estimated remediation costs.

      Results of Discontinued Operations

             For the three months ended September 30, 2000, results from discontinued operations were zero, the comparable three month period ending September 30, 1999 had a loss of $198,000, mainly due to the additional accrual of all operating losses for discontinued operations.

      Liquidity and Capital Resources

             The Company’s overall financial condition as of September 30, 2000, as compared to December 31, 1999, has improved considerably with shareholders’ equity increasing over $2.0 million to $2.2 million, due primarily to the issuance of $3 million of new preferred stock. During 1999, total debt was reduced by $8.3 million (42%) to $11.4 million, which has yielded significant interest savings. (The acquisition of AWT combined with the purchase of additional equipment did cause total debt to increase to $19.1 million at September 30, 2000.) In addition, revenues from expanding biomass operations increased 126% over the comparable prior nine month period exceeding all of 1999’s revenues which were $7.6 million. This increase is largely due to the acquisition of AWT which, when consolidated with the Company, should generate revenues at the annual rate exceedi ng $18 million., and with improving margins, should generate adequate funds for operations. For example, for the nine months ended

September 30, 2000, EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $509,000 compared to $415,000 the comparable prior nine month period, a 22.7% increase. Margins may continue to improve, as an estimated $l million of cost reductions are realized through the elimination of duplicate facilities and personnel functions related to the AWT acquisition. However, management has no assurances that fuel prices and other operating costs will not continue to increase. Management has increased rates in an effort to offset these increases. Moreover, USA Biomass now has a contractual backlog in place approximating $350 million with terms generally exceeding 10 years or longer, ensuring consistent revenue for future periods.

             The Company’s current ratio, at .48 has not improved from .66 at December 31, 1999. This is primarily due to over $1.4 million of term notes becoming current in the first and second quarter, which the Company intends to refinance during 2000 including the expenditure of $1,000,000 for capital equipment. However, liquidity may improve during 2000 as a result of the following: (i) the intense management of cash flow; (ii) the Company is currently negotiating to significantly expand both senior and/or subordinated debt to fund working capital related to the Company’s large contract backlog; (iii) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (iv) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reas ons that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

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

Item 2.    Change in Securities

             None.

Item 3.    Defaults Upon Senior Securities

             As of the date of filing this report, the Company is in arrears as to quarterly dividends on its Series A 9% Convertible Preferred Stock. The total amount of dividend arrearages was $ 813,947.

Item 4.    Submission of Matters to a Vote of Security Holders.

             Not Applicable.

Item 5.    Other Information

             Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

Exhibit Number	Description
1	Not applicable
2	Plan of Discontinued Operations (1)
3.1	Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (2)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (2)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (2)
3.4	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A 9% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (3)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997 (4)
3.7	Bylaws of the Company, as amended (4)
4.1	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series C 6% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on April 13, 2000 (9)
4.2	Trust Indenture between the Company and First City Bank of Dallas (2)
10.1	Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (6)
10.2	Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (6)
10.3	Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (6)
10.4	Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE (1)
10.5	Agreement Regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc. (1)
10.6	Commercial Lease dated effective as of November 1, 1998 by and between Desert Mist Cooling and the Company (1)
10.7	Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto (8)
10.8	Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc. (9)
11	Statement re: Computation of Per Share Earnings (Loss) (5)
21	Subsidiaries of the Company (7)
27	Financial Data Schedule

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

             Form 8-K for event dated August 15, 2000, incorporated by this reference as filed with the Commission on August 16, 2000 reporting on item 5, other events, in connection with resignation of Robert A. Wright as an officer and director of the Company.

             Form 8-K and 8-KA for event dated October 6, 2000 incorporated by this reference as filed with the Commission on October 6, 2000 reporting on Item 5, other events and Item 6, resignation of director in connection with adjournment and rescheduling of the October 6, 2000 shareholders meeting and the correction regarding the resignation of Robert A. Wright reported in a prior filing.

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

USA BIOMASS, INC., a Delaware Corporation
Date: November 20, 2000	By:	/s/ Lance B. Jones

Lance B. Jones Its:Chief Executive Officer

By:	/s/ Eugene W. Tidgewell

Eugene W. Tidgewell Its:Chief Financial Officer