Form 10QSB/A
period 2000-09-30
USA BIOMASS CORP
filed 2000-12-21
CIK 831002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Introduction

             USA Biomass Corporation (“Company”) has prepared the consolidated financial statements, without audit and without a review by its independent accountants. The review of the financial statements was not completed before the filing deadline for this Quarterly Report due to adjustments required by the change in treatment of the American Waste Transport acquisition described in note 4 to the financial statements. These adjustments, which related in part to the treatment of the common stock issued in connection with the acquisition, were completed shortly before the filing deadline. As a result, the accountants did not complete the review of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Subject to any changes that may be required upon the completion of a review of the financial statements by its independent accountants, the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 1999, and that the financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

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

USA BIOMASS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2000 and 1999
(Unaudited)

	September 30, 2000	September 30, 1999

Cash flows from operating activities:
Net income (loss)	$(1,711,000)	$(1,409,000)

Net loss from continuing operations	(1,711,000)	(1,211,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609,000	863,000
(Gain) Loss on sale of assets		(35,000)
(Gain) Change in remediation costs
Decrease (increase) in assets:
Accounts Receivable	(873,000)	(91,000)
Other current assets	(569,000)	293,000
Other assets	(5,000)	(88,000)
Notes receivable
Increase (decrease) in liabilities:
Accounts payable	544,000	(1,042,000)
Accrued liabilities	36,000	(309,000)

Net cash provided by (used) in operating activities of continuing operations	(969,000)	1,044,000
Net cash used in operating activities of discontinued activities	(624,000)	(198,000)

Cash provided by (used) in operating activities	(1,593,000)	1,242,000

Cash flows provided by (used in) other investing activities:
Purchase of property and equipment	$(1,514,000)	$(682,000)
Sales of property and equipment		102,000
Acquisition of AWT	(378,000)	—

Net cash provided by (used in) investing activities of continuing operations	(1,892,000)	(2,131,000)

Net cash used in investing activities of discontinued operations		(575,000)

Cash used in investing activities	(1,892,000)	(1,349,000)

Cash flows provided by (used in) financing activities:
Proceeds from line of credit		365,000
Proceeds from notes and loans	1,851,000	7,500,000
Proceeds of Sale of Note Repayment of notes, loans, leases	(2,644,000)	(5,734,000)
Proceeds from sale of Preferred Stock	2,673,000
Proceeds from exercise of options	689,000
Payment of dividends	(416,000)
Decrease in long term accruals		(67,000)

Net cash provided by (used in) financing activities of continuing operations	2,153,000	(2,131,000)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	2,153,000	(2,131,000)

Net increase (decrease) in cash	(1,332,000)	(460,000)
Cash and equivalent at beginning of period	1,362,000	801,000

Cash and equivalents at end of period	$30,000	$341,000

Cash paid during the period for:
Interest:
Continuing operations	671,000	1,088,000
Discontinued operations	—	147,000

	$671,000	$780,000

Supplemental Schedule of Non-Cash Investing and Financing Activities of Continued Operations
Satisfaction of debt through issuance of stock:
Liabilities satisfied	$700,000
Common stock issued	(700,000)
Acquisition of business:
Fair value of assets acquired	8,881,000
Liabilities assumed	8,503,000
Consideration paid:
Cash	(378,000)
Assets acquired in non-cash transactions:
Assets acquired	3,280,000
Liabilities incurred	(3,280,000)
Assets offset against liabilities:
Related party Receivable		(1,131,000)
Related party notes payable		1,131,000

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

4.   Acquisition of American Waste Transport

             In March 2000, the Company agreed to acquire substantially all of the outstanding shares of American West Transport (“AWT”) for cash in the amount of $750,000.00 and up to one million shares of the Company’s common stock, subject to certain contingencies and the resolution of certain pending issues which related to the acquisition value of AWT. AWT has failed to perform its obligations as specified in the acquisition agreement. Moreover, management of the Company believes that certain material facts, not disclosed to the Company prior to the acquisition, materially and adversely affect the acquisition value of AWT. Based upon AWT’s failure to disclose material information to the Company and AWT’s failure to perform its obligations as specified in the acquisition agreement, management of the company has determined that it is in the best interests of the Company to cancel those 1,0 0 0,000 shares of the Company’s common stock which were issued but which are being held in escrow. Fred and Linda Alexander have filed a complaint against the Company in U.S. District Court alleging violation of Federal Securities Law, the California Corporation Code, fraud, breaches of contract and wrongful termination. The Company intends to vigorously defend this action and file a cross complaint against the Alexanders.

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

      Cost of Revenues

             Cost of revenues (excluding $679,000 of depreciation) of $4,103,000 for the three months ended September 30, 2000, were up $2,919,000 (247%) from $1,184,000 for the comparable three month period ending September 30, 1999, mainly from internal growth in biomass activities, and from the acquisition of AWT which generated a comparable 152% increase in revenues and increased fuel costs as fuel increased $.50/gallon during the quarter. This resulted in a gross profit from operations (excluding depreciation) of $845,000 (17.0%) compared to $781,000 (39.2%) for the prior year’s three month period. For the nine months ending September 30, 2000 cost of revenues (excluding 1,609,000 of depreciation) were $10,895,000, up $6,628,000 (155%) from the prior nine month period, due largely from the AWT acquisition which resulted in revenues increasing 126% for the nine month period and increased fuel costs as fuel in creased $.50/gallon during the quarter. Overall, the nine months ended September 30,

2000, generated a gross profit (before depreciation) of $2,374,000 (17.9%) compared to a gross profit of $1,602,000 (27.3%) the prior nine month period. Management expects margins to improve in future periods, as cost savings are realized through the elimination of duplicate facilities and personnel related to the AWT acquisition, which will be reflected in the fourth quarter but has no assurance that fuel costs will not continue to increase.

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

             The Company’s current ratio, at .48 has not improved from .66 at December 31, 1999. This is primarily due to over $1.4 million of term notes becoming current in the first and second quarter, which the Company intends to refinance during 2000 including the expenditure of $1,000,000 for capital equipment. However, liquidity may improve during 2000 as a result of the following: (i) the intense management of cash flow; (ii) the Company is currently negotiating to significantly expand both senior and/or subordinated debt to fund working capital related to the Company’s large contract backlog; (iii) the Company has tax-loss carry-forwards exceeding $22 million which can be applied to shelter future earnings thereby enhancing cash flow, and (iv) the Company intends to, where appropriate, make acquisitions using its common stock for the generation of earnings and cash flow. It is for the foregoing reaso ns that the Company believes that its liquidity needs for the year 2000 will be sufficiently satisfied. Moreover, with its discontinued operations now partially liquidated, the Company has strategically positioned itself to profitably capitalize on the numerous opportunities now available in the biomass industry.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

             Not Applicable.

Item 5.    Other Information

             Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

Exhibit Number	Description
1	Not applicable
2	Plan of Discontinued Operations (1)
3.1	Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 10, 1988 (2)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 21, 1988 (2)
3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1989 (2)
3.4	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series A 9% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on May 13, 1994 (3)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 24, 1997 (4)
3.7	Bylaws of the Company, as amended (4)
4.1	Certificate of Designations, Preferences and Relative Rights, Qualifications and Restrictions of the Series C 6% Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on April 13, 2000 (9)
4.2	Trust Indenture between the Company and First City Bank of Dallas (2)
10.1	Stock Option Agreement dated July 2, 1990 between the Company and Fred H. Behrens (6)
10.2	Stock Option Agreement dated July 2, 1990 between the Company and Robert A. Wright (6)
10.3	Stock Option Agreement dated July 2, 1990 between the Company and Marlene A. Tapie (6)
10.4	Stock Acquisition Agreement dated as of November 25, 1997 by and among Gus Franklin and Susan K. Franklin, the Company and TPE (1)
10.5	Agreement Regarding Transportation Services dated as of June 8, 1998 by and between USA Waste of California, Inc., the Company and AMCOR Biomass, Inc. (1)
10.6	Commercial Lease dated effective as of November 1, 1998 by and between Desert Mist Cooling and the Company (1)
10.7	Securities Purchase Agreement dated March 14, 2000 by and between Siete Investors LLC, a Delaware limited liability company, and the Company, including Registration Rights Agreement as exhibit thereto (8)
10.8	Agreement and Plan of Merger dated March 1, 2000 by and between Fred Alexander, Linda Alexander, AWT Acquisition Corp., AGI Acquisition Corp., American Waste Transport, Inc. and American Green Waste, Inc. (9)
11	Statement re: Computation of Per Share Earnings (Loss) (5)
21	Subsidiaries of the Company (7)
27	Financial Data Schedule (10)

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

______________

(1)	Filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1998 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended November 30, 1988 and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to the Company’s Form 10-QSB for the quarterly period ended May 31, 1994, and incorporated herein by reference.

(4)	Amended Bylaws filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference. Additional amendment to Bylaws filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended February 28, 1998 as filed with the Commission on April 15, 1998 and incorporated herein by reference.

(5)	Included in Financial Statements

(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal years ended November 30, 1992, 1991, and 1990 as filed with the Commission on March 15, 1991 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997 as filed with the Commission on December 5, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 14, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Form 10-QSB filed with the Commission on November 20, 2000, and incorporated herein by reference.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Bell Gardens, State of California.

USA BIOMASS, INC., a Delaware Corporation
Date: December 21, 2000	By:	/s/ Lance B. Jones

Lance B. Jones Chief Executive Officer

By:	/s/ Eugene W. Tidgewell

Eugene W. Tidgewell Chief Financial Officer