Form 10KSB
period 2001-12-31
USA BIOMASS CORP
filed 2004-05-06
CIK 831002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2001 and 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 0-17594
USA Biomass Corporation
(Exact name of registrant as specified in its charter)
Delaware	33-032959

(State or other jurisdiction of incorporation or organization)	Delaware	(I.R.S. Employer Identification No.)
1912 N. Batavia St. Unit C Orange, California	92865

(Address of principal executive offices)	(Zip Code)
714.921.2886

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:

None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.002 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
State issuer's revenues for 2002, its most recent audited fiscal year. $6,278,457
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2001, the aggregate market value was approximately $6,381,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court Yes No

As of December 31, 2001, there were 11,593,983 shares of the issuer's $0.002 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

x Yes       No

PART I

Item 1. Description of Business.

Our Background.
USA Biomass Corporation was incorporated in Delaware on March 10, 1988. In December 2000 we filed for protection under Chapter 11 of the Federal Bankruptcy Code. Our Fourth Amended Plan of Reorganization was confirmed in November 2002, and became effective on February 10, 2003. Our Reorganization Plan provides for substantially all of our assets and liabilities to be transferred to a Liquidating Trust for the benefit of our creditors. We retained certain office equipment and furniture and a liability to the Internal Revenue Service of $491,515. This liability is payable monthly over 4 years with interest at 5% per year.

The Reorganization Plan provides for our officers and directors to resign on the effective date and be replaced with the current officers and directors. The departing officers received a total of $55,000 cash severance, 120,000 shares of our $0.002 par value common stock, and options to purchase 200,000 shares of our $0.002 par value common stock at $.75 per share. In addition, our outstanding shares of Series A Preferred Shares and Series C Preferred Shares are to be converted into shares of our $0.002 par value common shares.

A group of our shareholders (the “Founders Group”) sponsored our Reorganization Plan and raised $910,800 to facilitate our emergence from Chapter 11. Our Reorganization Plan provided for the Founders Group to receive one share of our common for each $0.10 invested. Therefore, the Founders Group received 9,108,000 shares of our common stock effective February 10, 2003. The funds raised by the Founders Group were used for working capital and to purchase equipment to be used in our activities after our emergence from Chapter 11 and the severance payments to the prior management. In addition, $180,000 of these funds was transferred to the Liquidating Trust.

We raised, in a private offering, $1,369,988 through the sale of 11,197,900 shares of our $0.002 par value common stock. This offering occurred subsequent to the effective date of our Reorganization Plan.

The Reorganization Plan also provides for 1,250,000 shares of our $0.002 par value common stock to be issued to consultants that provided services to the Founders Group during the period that we were in Bankruptcy, and the issuance of 575,000 of our $0.002 par value common stock to be issued to the Liquidating Trust.

In November 2002 we were unable to renew our liability insurance on our fleet of vehicles. As a result, we transferred, with the approval of the Federal Bankruptcy Court, our remaining contract with Waste Management Corporation to SoCal Waste Group, Inc (SoCal). On the Effective Date of our Reorganization Plan, February 10, 2003, SoCal became a wholly owned subsidiary of USA Biomass Corporation. Therefore we had no operations from November 10, 2002 until the effective date of our Reorganization Plan, February 10, 2003.

In January 2000 we completed the spin off of AMCOR Financial Corp. Substantially all of the assets in our discontinued agricultural and real estate businesses had been transferred to AMCOR Financial Corp. during 1999. The remaining assets of our discontinued operations after the spin off were an investment in farm property in Oregon and undeveloped land in Coachella, California. These were transferred to the Liquidating Trust.

During the second quarter of 2000 we acquired all of the outstanding stock of American Waste Transport, Inc. (AWT). AWT filed for protection under Chapter 11 concurrently with USA Biomass Corporation. AWT was liquidated during 2002. Therefore we wrote off our investment in AWT in 2000.

Our Business.

Our business focus is on the waste transport and recycling industry. We currently operate in Central and Southern California. California state law requires 50% of the waste stream of every community to be diverted from landfill. We provide critical transport logistics for several companies located in Central and Southern California. We transport a variety of recyclables such as green waste, paper, plastics and metals. We transport solid waste in Southern California under contract with Waste Management, Inc.

MDF Transport, Inc., our wholly-owned subsidiary acquired in July 2003, provides green waste transport services from Southern California to several “waste to energy” electric energy generating plants in the San Joaquin Valley of Central California. MDF delivers recycled agricultural by- products, such as almond hulls, from the San Joaquin Valley to Southern California, where they are used as a cattle feed component for the large dairy industry.

During 2002 we discontinued our clean green waste processing activities, although we continue to provide green waste transport services to deliver “boiler fuel” for electric power generation in California. Also in 2002 we cancelled all but one of our contract waste transportation contracts with Waste Management Corporation.

We believe that there are considerable opportunities to grow in the environmentally conscious California market, particularly as local communities intensify compliance with State mandated recycling.

Competition

The foundation of our continuing solid waste transportation activities is an exclusive transport contract with Waste Management, the largest waste company in the country. This contract is for the transport of biomass from Waste Management’s Sunset Environmental transfer station in Orange County. Due to the exclusive nature of this contract and the five-year term and two five-year options to extend, we do not expect to be confronted with any significant competition for this transfer station for as long as 15 years, provided we satisfactorily discharge our contractual responsibilities. We intend to bid on future solid waste transportation contracts for Waste Management and other waste companies as they become available, which could provide us with significant growth opportunities in the future.

In the large Southern California market, the principal provider of contract waste transport services is Ecology Company. In addition, Waste Management and other waste companies to which we currently provided services and expect to provide services to in the future operate their own waste transport operations.

There has been an increasing trend at the state and local levels to mandate solid waste reduction at the source and to prohibit the disposal of certain types of waste at landfills, as evidenced by California AB939. We believe that as this trend continues, we will encounter additional competition from new and existing waste industry participants. In addition, we may compete with municipalities that maintain their own waste collection and landfill operations and that have significant financial advantages over us due to, among other things, the availability of tax revenues and tax-exempt financing.

Our Research and Development.

We have no research and development activities.

Employees.

At March 31, 2004 we had 36 employees, including 4 in administration, and 32 in transportation. All of our transportation employees are employed by SoCal Waste Group, Inc. and MDF Transport, Inc. None of our employees are represented by a labor union and we have experienced no work stoppages. At the time of filing for Chapter 11 protection, we were in negotiations with a local of the Teamsters Union pursuant to an election to organize held in April 1999. As a result of negotiations in bankruptcy we have remained non union.

We believe that in spite of the historically low unemployment rate in Southern California, there is an adequate supply of the type of labor needed to staff our expanding transport and biomass operations.

Facilities.

Until May 31, 2003 we operated our transportation business from a four acre parcel which we owned in Bell Gardens, California. This site included a 40,000 square foot equipment maintenance facility and a separate 2,400 square foot office building. This property was transferred to the Liquidating Trust on February 10, 2003. We leased this property from the Liquidating Trust from February 10, 2003 until May 31, 2003 at which time we relocated our operations to leased facilities in Orange, California.

At March 31, 2004 we operated our business out of two leased properties in Orange, California. Our transportation yard is located at 222 East Bristol Lane, Orange, California. Our current facilities are made up of a six acre parcel which we lease through 2006 for $8,000 a month. We have on this site a rented mobile office structure, used for dispatch activities, for $579 a month. Our administrative offices are at 1912 North Batavia, Unit C, Orange, California. This site is 888 square feet which we lease through May 31, 2004 for $700 per month.

Item 2. Description of Property.

Property held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2001	December 31, 2000

Cash and equivalents	$214,325	$63,417

Property and equipment, net	$4,136,341	$6,607,195

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. At March 31, 2004 we do not own any interests in real estate. All of our property at December 31, 2001 was either returned to the secured creditor, lessor, or transferred to the Liquidating Trust. We currently own transportation equipment with a net book value of $880,490 at March 31, 2004. We also lease transportation equipment under capital leases with a net book value of $1,420,733 at March 31, 2004. We do not own any inventory. At March 31, 2004 we operated our business out of two leased properties in Orange, California. Our transportation yard is located at 222 East Bristol Lane, Orange, California. Our current facilities are made up of a six acre parcel which we lease through 2006 for $8,000 a month. We have on this site a rented mobile office structure, used for dispatch activities, for $579 a month. Our administrative offices are at 1912 North Batavia, Unit C, Orange, California. This site is 888 square feet which we lease through May 31, 2004 for $700 per month.

Item 3. Legal Proceedings.

In December 2000 we filed for protection under Chapter 11 of the Federal Bankruptcy Code. Our Fourth Amended Plan of Reorganization was confirmed in November 2002, and became effective on February 10, 2003.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

There are outstanding options to purchase 30,000 shares of our $0.002 par value common stock issued to an individual for services related to the acquisition and financing certain equipment, options to purchase 750,000 common shares issued in connection with the Loan Out Agreement for John Pivovaroff, options to purchase 300,000 common shares granted to the current directors and options to purchase 200,000 common shares granted to prior management. There are no warrants to purchase, or securities convertible into, shares of our common stock. There are about ten million outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is two thousand five hundred (2,500).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

We are authorized to issue 50 million shares of $0.002 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2001, 11,593,983 shares of our common stock were issued and outstanding. We are also authorized to issue 2 million shares of preferred stock, of which 569,070 shares of Series A and 2,800 shares of Series C are issued and outstanding as of December 31, 2001. The Reorganization Plan provides for the Series A Preferred Shares to be converted into common shares at the rate of 4 shares of common stock for each Series A Preferred Share, for a total of 2,276,280 common shares. The Reorganization Plan also provides for the Series C Preferred Shares to be converted in common shares at the rate of 400 common shares for each Series C Preferred Share, for a total of 1,120,000 common shares.

Prices of Common Stock. Our common shares are traded on the “pink sheets”, a quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are not published. Our common stock is listed under the trading symbol “USBCQ.PK.” This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock. Our stock was trading on the NASDQ Small Cap Market until our filing for Chapter 11 protection, at which time trading on that market was suspended.

Set forth below are the high and low bid prices of our Common Stock in each quarter of 2000 and 2001. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Stock Prices

	High	Low

FISCAL 2000
First quarter	5.75	3.50
Second quarter	4.00	2.25
Third quarter	2.43	1.62
Fourth quarter	1.84	0.56

FISCAL 2001
First quarter	0.06	0.05
Second quarter	0.06	0.05
Third quarter	0.06	0.05
Fourth quarter	0.06	0.05

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•
definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

At October 31, 2003 there were approximately 2,500 stockholders of record of our Common Stock. We have paid no dividends on our Common Stock other than the spin off of AMCOR Financial, Inc. in January 2000 in the form of a stock dividend. We do not expect to pay dividends in the foreseeable future.

In the first quarter of 2000 we issued 319,500 shares of our common stock upon exercise of previously granted options. The exercise price of these options was $675,000 and included a note receivable of $50,000.

In the first quarter of 2000 we issued 3,000 shares of our Series C Preferred Stock for net proceeds of $2,697,000.

In the first quarter of 2000 we issued 1,000,000 shares of our common stock in connection with the acquisition of American Waste Transport, Inc. These shares were deposited into an escrow account to be released upon completion of certain things by AWT. None of the requirements to fulfill the escrow have been completed. We believe that these common shares will be returned to us for cancellation, but at September 30, 2003 are still outstanding.

In the first quarter of 2000 we issued 226,260 shares of our common stock upon conversion of 126,700 shares of our Series A Preferred stock.

In the first quarter of 2000 we issued 213,333 shares of our common stock in exchange for cancellation of $674m028 owed by us.

In the second quarter of 2000 we issued 34,470 shares of our common stock upon conversion of 19,150 shares of our Series A Preferred stock.

In the second quarter of 2000 we issued 31,250 shares of our common stock upon exercise of previously granted options. The exercise price of these options was $64,000.

In the third quarter of 2000 we issued 27,529 shares of our common stock upon conversion of 14,280 shares of our Series A Preferred stock.

In the fourth quarter of 2000 we issued 3,600 shares of our common stock upon conversion of 2,000 shares of our Series A Preferred stock.

In the fourth quarter of 2000 we issued 208,385 shares of our common stock upon conversion of 200 shares of our Series C Preferred Stock.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources.

The Company’s overall financial condition as of December 31, 2000, as compared to the prior year has changed significantly, principally due to our current obligations exceeded our cash resources by more than $2 million. In December 2000 our company filed for protection under Chapter 11 of the Federal Bankruptcy Act. This liquidity crisis resulted in our filing for protection under Chapter 11 of the Federal Bankruptcy Act, in United States Bankruptcy Court, Central District of California, Los Angeles Division, case # LA00-44126ES. This provided the flexibility to develop a plan to address our liquidity crisis. Our liabilities as of December 31, 2000 amounted to $1,304,492, not subject to compromise, and $15,022,563, subject to compromise. Our current assets were $1,701,479. Our Reorganization Plan, which became effective February 10, 2003, provided for the transfer of substantially all of our assets and liabilities, except for a payroll tax liability to the IRS of $491,514.80, to a Liquidating Trust for the benefit of our creditors.

Our liabilities as of December 31, 2001 amounted to $2,304,103 not subject to compromise, and $12,134,050 subject to compromise. Our current assets were $1,808,847. Our Reorganization Plan, which became effective February 10, 2003, provided for the transfer of substantially all of our assets and liabilities to a Liquidating Trust for the benefit of our creditors.

The protection from creditors provided by Chapter 11 allowed us to pay our operating costs out of operations without paying amounts we owed prior to the filing.

Subsequent to our emergence from bankruptcy on February 10, 2003, the Reorganized Company has operated at a loss, and at March 31, 2004, had substantially depleted its cash resources. In addition, the Company was in default on the obligation to the IRS, a note payable of $100,000 related to the acquisition of MDF Transport, a note payable to John Pivovaroff related to the purchase of 10 trailers, and was in default on the management agreement with John Pivovaroff, the Company’s general manager.

The Company is attempting to raise capital through the sale of debt and/or equity securities, but there is no assurance that sufficient funds will be raised in a timely manner. There is also no assurance that even with additional capital that the Company will be able to achieve profitable operations.

Revenues.

Our revenue in 2001 increased $2,774,482 (31%) to $11,797,638 from $9,023,156 in 2000. This increase resulted from a full year’s revenue on contracts started in 2000 and revenue from contracts obtained in 2001. We realized no increases in prices during 2001.

Our revenues increased $1,378,249 (18%) to $9,023,156 in 2000 from $7,644,907 in 1999. This increase is due to a full year’s operations on certain contracts started in 1999. The increase relates entirely to additional volume as we had no price increase in 2000.

Operating Expenses.

Our cost of revenue increased $1,615,705 to $9,787,062 (83% of revenue) in 2001 from 8,171,357 ((91% of revenue) in 2000.This increase is consistent with the growth of our revenue from 2000 to 2001. General and administrative expenses decreased $754,852 to $1,558,102 (13% of revenue) in 2001 compared to $2,312,954 (26% of revenue) in 2000. This decrease is a result of costs incurred during 2000 not recurring in 2001, including professional fees of $341,662 related to the spin off of AMCOR Financial Corp. and our Chapter 11 filing. In addition, bad debts increased $215,602 in 2000 resulting from a receivable of $115,500 for the exercise of stock options that was not recoverable and $100,000 due from affiliates that were not collected due to the affiliates filing of Chapter 11 and their subsequent liquidation.

Our cost of revenue increased $1,466,852 to $8,171,357 (91% of revenue) in 2000 from $6,704,505 ((88% of revenue) in 1999.This increase is consistent with the growth of our revenue from 1999 to 2000. General and administrative expenses increased $822,533 (36%) to $2,312,954 in 2000 compared to $1,490,421 in 1999. This increase is a result of increased professional fees of $341,662 related to the spin off of AMCOR Financial Corp. and our Chapter 11 filing. In addition, bad debts increased $535,310 in 2000 resulting from a receivable of $115,500 for the exercise of stock options that was not recoverable and $100,000 due from affiliates that were not collected due to the affiliates filing of Chapter 11 and their subsequent liquidation, 163,653 resulting from the write-off from the ARFIII partnership.

Results of Operations.

Our net loss from continuing operations decreased $11,038,574 to $474,584 in 2001 compared to $11,513,158 in 2000. This decrease is due primarily to write offs in 2000 related to the Chapter 11 filing.

Our net loss from continuing operations increased $9,778,441 to $11,513,158 compared to $1,734,717 in 1999. This increase is due primarily to write off in 2000 related to the Chapter 11 filing.

Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Our Plan of Operation for the Next Twelve Months.

The protection afforded by Chapter 11 enabled us to develop a plan which, when it became effective on February 10, 2003, allowed USA Biomass Corporation to satisfy its obligations, and together with the equity raised in 2003, provides a stable basis from which to proceed.

MDF Transport, Inc., our wholly-owned subsidiary was acquired in July 2003, provides green waste transport services from Southern California to several “waste to energy” electric energy generating plants in the San Joaquin Valley of Central California. MDF delivers recycled agricultural by products, such as almond hulls, from the San Joaquin Valley to Southern California, where they are used as a cattle feed component for the large dairy industry.

We believe that there are considerable opportunities to grow in the environmentally conscious California market, particularly as local communities intensify compliance with State mandated recycling.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

USA Biomass Corporation

Index to the Consolidated Financial Statements
As of December 31, 2001 and 2000 and
For Each Of The Two Years In The Years In The Period Ended December 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
USA Biomass Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of USA Biomass Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, deficiency in assets and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of USA Biomass Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the periods ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the company will continue as a going concern. On December 8, 2000 the Company filed a petition under the United States Bankruptcy Code Chapter 11. As discussed in Note 3, as of December 31, 2001, the Company has a deficiency in working capital of $495,256, a deficiency in assets of $8,492,966, and has incurred continuous losses from operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of February 10, 2003, the Fourth Amended Joint Plan of Reorganization dated June 3, 2002, as modified, became effective. Since the effective date of the reorganization to the date of this report the Company continues to operate at a loss, has exhausted its cash resources, and is in default of certain obligations.

The conditions in the two preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Abrams and Company, P.C.
Melville, New York
April 4, 2004

USA Biomass Corporation
Balance Sheet
December 31, 2001 and 2000

ASSETS
	2001	2000

Current assets:
Cash and equivalents	$214,325	$63,417
Accounts receivable	1,168,279	1,068,275
Accounts receivable Pre Petition	-	-
Receivables from Affiliated Companies	49,755	331,147
Prepaid insurance	299,540	222,244
Other current assets	76,948	16,396

Total current assets	1,808,847	1,701,479

Property and equipment, net of accumulated depreciation of
$1,114,986 in 2001 and $1,636,840 in 2000.	4,136,341	6,607,195

Total assets	$5,945,188	$8,308,674

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued expenses	$1,192,082	$132,491
Payroll and payroll taxes payable	1,093,683	1,156,741
Other accruals	18,338	15,260

Total current liabilities	2,304,103	1,304,492

Liabilities subject to compromise:
Accounts payable	946,470	1,387,760
Other accruals	21,000	21,000
Lines of credit	620,000	620,000
Amounts due to related party	1,099,066	1,010,330
Liabilities in excess of assets of discontinued operations	3,990,881	3,627,211
Notes payable - other	3,881,645	4,484,215
Capitalized lease obligations	581,047	2,890,713
Accrued interest	993,942	981,335

Total liabilities	14,438,154	16,327,056

Commitments and contingencies

Deficiency in assets
Preferred Stock {2,000,000 shares authorized):
Series A, 9% Convertible Preferred Stock, $0.01 par value;
cumulative nonvoting; $5,800,700 aggregate
liquidation preference at December 31, 2001; 812,500 shares
authorized, 569,070 and 580,070 shares issued and outstanding at
at December 31, 2001 and 2000, respectively	5,691	5,801
Series C, 6% Convertible Preferred Stock, $0.01 par value;
cumulative nonvoting; 3,000 shares authorized, 2,800 shares
issued and outstanding at December 31, 2001 and 2000.	28	28
Common stock, $0.002 par value; 25,000,000 shares authorized;
11,593,983 and 11,574,183 issued and outstanding at
December 31, 2001 and 2000, respectively.	23,188	23,148
Additional paid-in capital	31,989,850	31,989,780
Accumulated deficit	(40,393,384)	(39,918,800)
Notes receivable on common stock
Treasury stock, 24,250 common shares at cost	(118,339)	(118,339)

Total deficiency in assets	(8,492,966)	(8,018,381)

Total liabilities and deficiency in assets	5,945,188	8,308,674

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-2

USA Biomass Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000

Revenues	$11,797,638	$9,023,156

Cost of revenues	9,787,062	8,171,357

Gross margin	2,010,576	851,799

General and administrative expenses	1,558,102	2,312,954

Operating profit (loss)	452,474	(1,461,155)

Interest expense, net	1,112,408	1,207,007

Operating loss before reorganization items	(659,934)	(2,668,162)

Reorganization items:
Professional fees	802,914	100,000
Reduction of obligations not claimed by vendors	(441,290)	-
Gain on exchange of debt for collateralized assets	(546,974)	-
Loss on investments	-	8,744,996

	(185,350)	8,844,996

Net loss	$(474,584)	$(11,513,158)

Net loss per common share, basic and diluted	$0.04	$1.05

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-3

USA Biomass Corporation
Consolidated Statements of Deficiency in Assets
For the Years Ended December 31, 2001 and 2000

									Common	Notes
	Series A		Series C				Additional		Stock	Receivable
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Held In	on Common

	Shares		$Shares		$Shares		$Capital	Deficit	Treasury	Stock	Total

Balance, December 31, 1999	742,200	$7,422			9,509,856	$19,018	$25,235,189	$(24,781,849)	$(118,339)	$(102,500)	$258,941
Common stock issued on exercise of stock options	-	-	-	-	350,750	702	738,298	-	-	(50,000)	689,000
Conversion of Series A Convertible Preferred shares to common shares	(162,130)	(1,621)	-	-	291,859	584	1,037	-	-	-	-
Issuance of Series C Convertible Preferred shares	-	-	3,000	30	-	-	2,696,970	-	-	-	2,697,000
Conversion of Series C Convertible Preferred shares to common shares	-	-	(200)	(2)	208,385	417	(415)	-	-	-	-
Common shares issued in settlement of debt	-	-	-	-	213,333	427	673,701	-	-	-	674,128
Common shares issued in acquisition	-	-	-	-	1,000,000	2,000	2,645,000	-	-	-	2,647,000
Payment of Series A dividend	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)
Payment of notes receivable	-	-	-	-	-	-	-	-	-	37,000	37,000
Dividend related to pinoff of Amcor Financial Corp.	-	-	-	-	-	-	-	(3,207,793)	-	-	(3,207,793)
Write-off of notes receivable	-	-	-	-	-	-	-	-	-	115,500	115,500
Net loss	-	-	-	-	-	-	-	(11,513,158)	-	-	(11,513,158)

Balance, December 31, 2000	580,070	$5,801	2,800	$28	11,574,183	$23,148	$31,989,780	$(39,918,800)	$(118,339)	$-	$(8,018,382)
Conversion of Series A Convertible Preferred shares to common shares	(11,000)	(110)	-	-	19,800	40	70	-	-	-	-
Net loss	-	-	-	-	-	-	-	(474,584)	-	-	(474,584)

Balance, December 31, 2001	569,070	$5,691	2,800	$28	11,593,983	$23,188	$31,989,850	$(40,393,384)	$(118,339)	$-	$(8,492,966)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-4

USA Biomass Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	($474,584)	($11,513,158)
Deduct loss from discontinued operations	-	-

Net loss from continuing operations	(474,584)	(11,513,158)
Adjustments to reconcile net loss to net
cash provided by (used by) operating activities:
Depreciation	929,584	862,415
Amortization	-	45,833
Write off of uncollectible receivables	49,257	538,475
Reduction of obligations not claimed by vendor	(441,290)	-
Gain on exchange of debt for collateralized assets	(546,974)	-
Reorganization costs:
Loss on investment	-	8,744,996
Loss on disposal of equipment	1,678,942	-
Reduction of notes receivable	-	115,500
Impairment of fixed assets	-	187,417
Write off of intangible assets	-	34,534
Changes in operating assets and liabilities:
Decrease (increase) in cash held in escrow	-	617,176
Decrease (increase) in cash held in trust	-	203,891
(Increase) decrease in accounts receivable	(149,261)	(744,131)
Decrease (increase) in Due from American Waste Transport	281,392	(885,769)
(Increase) decrease in prepaid insurance	(77,296)	(222,244)
(Increase) decrease in Other current assets	(60,552)	113,193
Decrease (increase) in Other assets	-	31,963
(Increase) decrease in Accounts payable	1,059,591	(227,286)
Decrease (increase) in Accrued remediation costs	-	(180,808)
(Increase) decrease in Payables to affliates	88,736	(1,147,314)
Decrease (increase) in Income tax payable	-	(347,943)
Decrease (increase) in Payroll and payroll taxes payable	(63,058)	524,728
(Increase) decrease in Accrued interest payable	12,607	786,714
(Increase) decrease in Other accrued liabilities	3,078	36,260
(Increase) decrease in Increase in liabilities subject to compromise	363,670	(186,456)

Net cash provided by (used by) operating activities of continuing operations	2,653,842	(2,612,014)
Net cash used in operating activities of discontinued operations	-	-

Cash provided by (used in) operating activities	2,653,842	(2,612,014)

Cash (used for) provided by reorganization items	-	-

Cash flows provided by (used by) investing activities:
Purchase of property and equipment	(137,672)	(700,098)
Proceeds from sales of property and equipment	-	-

Net cash provided by (used in) investing activities of continuing operations	(137,672)	(700,098)
Cash used in acquisition of American Waste Transport	-	(750,000)

Cash used in investing activities	(137,672)	(1,450,098)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-5

USA Biomass Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash flows provided by (used in) financing activities:
Common shares issued in settlmenet of debt	-	$3,321,129
Payment of note receivable	-	37,000
Repayment of lines of credit	-	(20,000)
Repayment of notes and loans	$(602,570)	444,624
Repayment of capital lease obligations	(1,762,692)	(470,875)
Dividends paid on Series A Preferred stock	-	(416,000)
Exercise of stock options	-	689,000

Net cash provided by financing activities of continuing operations	(2,365,262)	3,584,878

Cash provided by (used in) financing activities	(2,365,262)	3,584,878

Net increase (decrease) in cash	150,908	(477,234)
Cash and equivalents at beginning of period	63,417	540,651

Cash and equivalents at end of period	$214,325	$63,417

Supplemental non-cash transactions
Common shares issued in connection with acquisition of AWT	-	$2,647,000

Non-cash financing activities:
2000 Issuance of notes payable for capital assets acquisition	-	$978,586
2001 Reduction in fixed assets in exchange for extinguishment of debt	$1,678,942	-

Supplemental disclosures:
Interest paid	$854,315	$408,182
Income taxes paid	Nominal	Nominal

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-6

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

1.	Petition for Relief under Chapter 11

On December 13, 2000, USA Biomass Corporation (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continued business operations as Debtor-in-possession. These claims are reflected in the December 31, 2001 and 2000 balance sheets as “Liabilities not subject to compromise.” Additional claims (liabilities subject to compromise) arose subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and equipment obligations.

During 2000 the Company ceased its green waste processing activities. The Company received no consideration for these operations or the assets used in these activities. In 2002 the Company cancelled two of its waste transportation contracts with Waste Management Corporation, and in November 2002, as it was unable to keep its liability insurance in place, transferred its remaining waste transportation contract to SoCal Waste Group, Inc.

On February 10, 2003 the Company’s Reorganization Plan became effective. The Reorganization Plan provides for substantially all of the Company’s assets and liabilities be transferred to a Liquidating Trust for the benefit of the Company’s creditors. The Company retained certain office equipment and an obligation to the IRS of $491,514.80 payable in monthly installments over five years of $98,302, in each of the five years with interest at 5% per year. On February 10, 2003 SoCal Waste Group, Inc. became a wholly owned subsidiary of the Company.

2.	Description of the Company's Business

The operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of clean green waste processing ("biomass"), and waste transportation. These activities take place exclusively in Southern California.

During the year ended August 31, 1998, the Company commenced its biomass operations, and in December 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities. After a one year period, the Company had completed a majority of the steps necessary to transition from its historical activities to its current business activities, although this has resulted in the recognition of significant losses in 1998 and 1999. During 1999 the majority of the assets of discontinued operations were transferred to AMCOR Financial Corp., a wholly owned subsidiary. In January 2000 the shares of AMCOR Financial Corp. were distributed to the Company’s shareholders in a spin off transaction

F- 7

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies

Critical Accounting Policy and Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

The preparation of these financial statements requires management to make estimates and assumptions that affect these reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, both from continuing and discontinued operations, and related to the Chapter 11 filing, which are not readily apparent from other sources. These four accounting policies are described in the notes to these financial statements.

In connection with SOP 90-7, the following guidelines were used:
Balance Sheet
• If a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims subject to compromise.
• Prepetition liabilities, including claims that become known after a petition is filed are reported on the basis of the expected amount of the allowed claims.
Statement of Operations
• Revenues, expenses, realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business are reported as reorganization costs.
• Interest expense is reported to the extent that it will be paid during the proceeding or that it is probable that the interest will be an allowed priority, secured or unsecured claim.
• Professional fees and similar types of expenditures directly related to the bankruptcy are expensed as incurred and reported as reorganization costs.
Recognition of impairments and provisions for losses
•   Impairments and provisions for losses were recognized at the time it became evident that an impairment had taken place and then evaluated as to whether the impairment arose as a consequence of the bankruptcy.

Going Concern

The financial statements have been prepared assuming that the company will continue as a going concern. On December 8, 2000 the Company filed a petition under the United States Bankruptcy Code Chapter 11. As discussed in Note I, as of December 31, 2001, the Company has a deficiency in working capital of $1,406,390, a deficiency in assets of $8,492,966, and has incurred continuous losses from operations.

As of February 10, 2003, the Fourth Amended Joint Plan of Reorganization dated June 3, 2002, as modified, became effective. Since the effective date of the reorganization the Company continues to operate at a loss, has exhausted its cash resources, and is in default of certain obligations.

The conditions in the two preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company has operated at a loss since the effective date of its Reorganization Plan, February 10, 2003, and at March 31, 2004 has exhausted its cash resources and is in default on its obligations to the Internal Revenue Service of $480,000, a note payable of $100,000 related to the acquisition of MDF Transport, and an equipment purchase obligation of $380,000 due to John Pivovaroff, the Company’s General Manager. In addition, the Company’s is in default on the management agreement with John Pivovaroff.

The Company is attempting to raise funds through the private placement of debt and/or equity securities and is attempting to obtain additional revenue from its customers. There is no assurance that the Company will be able to raise sufficient capital to cure its defaults or achieve profitable operations.

Principles of Consolidation

The consolidated financial statements include the accounts of USA Biomass Corporation and its subsidiaries.

AMCOR Financial Corp.

In December, 1998, the Company adopted a plan to dispose of its agribusiness ands real estate operations. In October 1999, the Company transferred substantially all of its remaining real estate assets and related liabilities to AMCOR Financial Corp. (AFC), a then wholly-owned subsidiary. . The “transfer’ agreement did not delineate the asset and liability values to be transferred. In January 2000, the Company distributed, to its common and preferred shareholders, all of its AFC common shares.

The 1999 financial statements accounted for AFC as a discontinued operation and recorded the spin-off, as a dividend, in 2000.

The Company determined that the spin off failed to meet the conditions for a spin-off of securities as required by the Securities and Exchange Commission (SEC) Division of Corporate Finance. The company disputes with AMCOR the nature and amount of assets and liabilities transferred to AMCOR under the agreement, which caused the Company to incur substantial debt due to AMCOR’s refusal to acknowledge its obligation to pay such liabilities. On October 2, 2000 the Company filed a complaint, against the former founder and controlling shareholder of AMCOR, alleging breach of fiduciary duty, legal malpractice and fraud, and seeks rescission of the “transfer” agreement. This matter is still pending.

Included on the balance sheet, in 2000, are notes payable related to the transfer of assets to AMCOR of $3,345,953 on which the Company remains primarily liable.

USA Waste Transport, USA Biomass-Greenwaste, Inc. and TransPacific Environmental Inc., which have no operations or assets, were liquidated as part of the Company’s reorganization under Chapter 11.
F- 8

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, Continued

American Waste Transport

American Waste Transport (AWT) was acquired in March 2000. However, AWT also filed for Chapter 11 bankruptcy protection at the same time as the Company in December 2000 and was formally liquidated in 2002. Consequently, AWT is accounted for, in 2000, on the equity method as control is considered temporary. The resultant loss on investment is reflected as such in the statement of operations. As a result of the bankruptcy filing, the Company wrote off all its investments in its subsidiaries as it was believed that no amounts would be recoverable from these investments. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations which were spun off to AMCOR Financial Corp. in the form of a stock dividend in January 2000. All significant intercompany transactions have been eliminated.

Assets of discontinued operations are recorded at their estimated net realizable value.

Revenue Recognition

Revenues are recorder when the related services are performed. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. The Company believes that its revenue recognition policy comply with SAB No. 101.

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

Accounts Receivable and Credit Risk

The Company grants credit to customers substantially all of whom are in the waste industry. The Company performs credit evaluations of its customers and, generally, requires no collateral. The Company's ability to generate revenues and collect amounts due from customers is affected by economic fluctuations in the waste industry.

The Company uses the allowance method or directly writes off amounts to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

F- 9

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below.

Estimated Useful Life

Vehicles and equipment	3-10 years
Office furniture and equipment	3-10 years
Buildings	30 years

Leasehold improvements are amortized over the shorter of the life of the assets or the life of the related lease. Repairs and maintenance costs are charged to operations as incurred. Upon retirement of or other disposition of equipment, the cost and related depreciation will be removed from the accounts and the resulting gains or losses recorded.

Long Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a write down to fair value is required.

As a result of the Company's review and assessment, and based upon the best information available in the circumstances, at December 31, 2000 the Company determined that due to its bankruptcy the carrying amounts of certain long lived assets exceeded the fair value of the assets.

Repair and maintenance expense for 2001 and 2000 were $1,595,855.80 and $830,580, respectively.

Stock Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") amended in 2002, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee and non employee compensation plans.

The Company continues to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as permitted by SFAS No. 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant.

Advertising Costs

Advertising costs are expensed as incurred and included in general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expenses were immaterial.

F- 10

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, continued

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at year end. The Company has provided a full valuation allowance for its deferred tax asset because its realization is not considered probable.

Loss Per Share

Basic and diluted loss per common share has been computed by dividing the loss available to common stockholders by the weighted-average number of common shares for the period. Loss available to common stockholders is the loss after adding to the loss any preferred stock dividend requirements. The additional common shares that would be issuable for options and warrants outstanding are ignored, as to include them in the calculation of diluted loss per share would be antidilutive.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At December 31, 2001 and 2000, and for the years then ended, the Company had no items of other comprehensive income and has, therefore, not presented a Statement of Comprehensive Income.

Disclosures about Fair Values of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company's December 31, 2001, and 2000 balance sheet have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

F- 11

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, Continued

Costs Associated With Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. The provisions of this statement for assets held for sale or other deposal generally are required to be applied prospectively to the newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on the financial statements with respect to future disposal decisions.

Business Combinations

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations, and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. Also, it requires application of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS No. 142. Additionally, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria that should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other legal rights or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The adoption of SFAS No. 141 will not have a material effect on the Company’s results of operations, financial position, or cash flows.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS No. 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company’s financial statements. The Company wrote off all intangible assets as a result of its filing for protection under Chapter 11.

F- 12

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, Continued

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain obligations of leases. It is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS No. 143 effective January 1, 2003. The effect of adopting this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS-144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business prescribed in APB Opinion No. 30, Reporting the Results of Operations—
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed of: one under SFAS No. 121 and the other under APB-30. As a result, the FASB decided to establish a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale. Also, SFAS No. 144 further clarifies the provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years; early application is encouraged. The Company adopted SFAS No. 144 effective January 1, 2002. The effect of adopting this Statement is not expected to have a material effect on the Company’s financial position or results of operations as all impairment reductions were recorded in 2000.

SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amounts by

F- 13

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

3.	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, Continued

Accounting for the Impairment or Disposal of Long-Lived Assets

which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

4.	Property and Equipment

Property and equipment at December 31, 2001 and 2000 consists of the following:

	2001	2000

Vehicles and equipment	$2,856,642	$5,899,021
Office furniture and equipment	94,697	55,626
Buildings	472,348	466,374
Land	1,827,640	1,823,014

	5,251,327	8,244,035
Less: accumulated amortization and depreciation	(1,114,986)	(1,636,840)

Total property and equipment, net	$4,136,341	$6,607,195

The following is an analysis of property held under capital leases (included in the preceding summaries) with related accumulated depreciation, depreciation expense, and the total depreciation expense at December 31, 2001 and 2000.

	2001	2000

Vehicles and equipment	$23,656	$3,013,202
Accumulated depreciation	(10,448)	(924,312)

Total	13,208	2,088,890
Capitalized lease depreciation expense	1,183	448,227

Total property, equipment and capital lease depreciation	$929,584	$862,415

F- 14

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

5.	Liabilities in Excess of Assets of Discontinued Operations

Liabilities in excess of assets of discontinued operations consist of the following:

	2001	2000

Bank notes payable – nominal interest rates ranging from 8.75% to 9.50%	$2,738,110	$2,738,110
Financing notes payable – nominal interest rates of 9.50%	607,843	607,843
Due to managed limited partnerships	584,292	584,292
Accrued interest	662,661	296,966

	4,592,906	4,227,211
Less: property at estimated value	602,025	600,000

Liabilities in excess of assets of discontinued operations	$3.990,881	$3,627,211

Loss (gain) on investments consists of the following:

2000

Realized:
Reduction of assets related to American Waste Transport	$4,001,622
Write off of goodwill related to tree trimming business	311,300
Write down of fixed assets no longer available	1,718,928
Unrealized:
Write off of related party receivable	971,832
Impairment of property value related to an investment in a real estate partnership	1,854,544
Other – net	(113,230)

$8,744,996

6.	Intangible Assets

Intangible assets with net book value of $311,300 at December 31, 2000 related to the Company’s green waste operations were written off as part of the Company’s Chapter 11 filing.

F- 15

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

7.	Accounts Payable

Accounts payable and accrued expense not subject to compromise consist of the following:

	2001	2000

Accounts payable	$1,156,512	$90,980
Insurance	--	36,753
Other	--	4,757
Property taxes	35,570	--

Total accounts payable and accrued expenses	$1,192,082	$132,491

8.	Amounts Due to Related Party

Amounts due to related party relate to the activities of a partnership, Enterprise Packing company (“EPC”), the partners of which are two former officers who are also shareholders and former directors of the Company. The amount due from the partnership represents thee net of advances to and other transactions with one of the former officers and directors. The balance due was transferred to the Liquidating Trust in February 2003.

Amounts due to related party consist of the following:

	2001	2000

Notes payable to partners of EPC	$633,092	$633,092
Additional payables to EPC	259,000	259,000
Accrued interest	206,974	118,238

Total due to related party	$1,099,066	$1,010,330

F- 16

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

9.	Line of Credit

Subject to Compromise

Line of credit at December 31, 2001 and 2000 consist of the following:

	2001	2000

Borrowing under a $650,000 line of credit with a bank, interest at prime plus 1.50%. The weighted average interest rates on borrowings outstanding were 9.49% for the year ended December 31, 2002, collateralized by all assets of the Company, and due June 30, 2000	$620,000	$620,000

Total line of credit	--	--

10.	Notes Payable

Notes Payable Subject to Compromise:

Notes payable subject to compromise at December 31, 2001 and 2000 consist of the following:

	2001	2000

Note payable, collateralized by Company's Bell Gardens facility, with interest at Wall Street Journal Prime plus 1% per annum, (8.5% at December 31,2001) .The note is due in December 2003, with monthly principal payments of $8,098	$710,075	$743,514
Notes payable, collateralized by equipment with interest ranging from 8% to 18.7% per annum. Maturity dates to June 2004	3,171,570	3,740,701

Total due to third parties –collateralized	3,881,645	4,484,215
Less: current	0	0

Total noncurrent due to third parties	$3,881,645	$4,484,215

In December 2000 the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Fourth Amended Plan for Reorganization was confirmed in November 2002, and became effective on February 10, 2003. The Reorganization Plan provides for substantially all of the Company’s assets and liabilities to be transferred to a Liquidating Trust for the benefit of the creditors.

F- 17

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

11.	Obligations Under Capital Leases

Subject to Compromise

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases at December 31, 2001 and 2000 consist of the following:

	2001	2000

Capital leases with interest ranging from 9.1% to 12.62% per annum, with monthly principal and interest payments ranging from $924 to $5,564, which aggregate $11,367. Maturity dates range from August 2000 to June 2001	$178,938	$178,938
Capital leases with an effective interest rate of 8.75% per annum, with monthly principal and interest payments ranging from $4,125 to $15,044, which Aggregate $54,779 in 2000. Maturity dates range from October to December 2003	-	2,287,723
Capital leases with interest ranging from 7.60% to 8.50% per annum, monthly principal and interest payments ranging from $394 to $488, aggregate $1,296. Maturity dates range from September to November 2004	50,232	53,082
Capital leases with interest ranging from 7.8% to 17% per annum, with monthly principal and interest payments ranging from $1,040 to $6,691, which aggregate $10,989. Maturity dates range from February 2001 to March 2003	351,877	440,108

Total obligations under capital leases	$885,900	$3,235,431

F- 18

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

12.	Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2001	2000

Current tax benefit :

Federal	$176,000	$4,261,000

State	42,000	1,018,000

Total benefit	$218,000	$5,279,000

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 follows:

	For the Years Ended December 31,

	2001	2000

Deferred income tax assets:
Depreciation	$42,400	$42,400
Net operating loss carry forward	14,264,000	14,046,200
Nondeductible write-downs related to discontinued operations	283,000	283,000
Other	7,300	7,000

Total deferred income tax assets	14,596,700	14,378,600

Valuation allowance	(14,186,700)	(13,968,700)

Net deferred income tax asset	$410,000	$409,900

F- 19

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

12.	Income Taxes, continued

The Company, based upon its recent history of losses and its Chapter 11 filing, management's assessment of when operations are anticipated to generate taxable income, is that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The net operating loss benefits may also be reduced if there is a “382 change of ownership”.

The valuation allowances increased $218,000 and $5,279,000 for the years ended December 31, 2001 and 2000, respectively.

Reconciliation of the effective tax rate to the U .S. federal statutory income tax rate is as follows:

	For the Years Ended December 31,

	2001	2000

U.S. federal statutory income tax rate	(34.0)%	(34.0)%

State tax provision	19.3	19.3

Change in valuation allowance	14.7	14.7

Effective income tax rate	0.0%	0.0%

The Company has federal net operating loss carry forwards of $34,471,000. The federal net operating loss carry forwards will begin to expire in 2009.

13.	Commitments

All of the Company’s operating leases either expired or were cancelled through Chapter 11 during 2001.

Rent expense from operating leases was $147,667 and $138,102 for the years ended December 31, 2001 and 2000, respectively.

14.	Concentrations

Cash Balances

The Company maintained cash balances in bank accounts which did not exceed federally insured limits at December 31, 2000. The Company maintained cash balances in bank accounts which exceeded federally insured limits by $114,325 at December 31, 2001; however, the Company has not experienced any losses in such accounts.

F- 20

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

14.	Concentrations, Continued

Customers

During the years ended December 31, 2001 and 2000 a single customer accounted for 45% and 75%, respectively of total revenue. This revenue is realized under contracts that have initial terms of 5 years with renewal options up to 10 years. This customer accounted for 9% and 68% of the total accounts receivable balance at December 31, 2001 and 2000, respectively. Two other customers had an accounts receivable balance that exceeded 10%.

Fuel

During the years ended December 31, 2001and 2000, the Company purchased 51% and 90%, respectively of its fuel from one entity. In all of its transportation contracts, the Company has terms that provide for direct increases or decreases in the hauling rate based upon extraordinary increases or decreases in their cost of fuel.

15.	Stock-Based Compensation Plans

Under terms of the Company's stock option plans, directors, officers, employees, and certain vendors may be granted options to purchase shares of the Company's common stock at no less than 100% of the market price of the shares on the date the option is granted. Options generally vest over four years and have a maximum term of ten years. These plans were cancelled as part of the Company’s Chapter 11 filing.

	2000

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	606,850	$2.24
Exercised	(350,750)	1.62
Granted	--	--
Forfeited	--	--
Cancelled	(256,100)	2.47

Outstanding at end of year	--	0

F- 20

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

16.	Loss per Common Share

Basic and diluted loss per common share has been computed by dividing the loss available to common stockholders by the weighted-average number of common shares for the period. Loss available to common stockholders is the loss after adding to the loss any preferred stock dividend requirements. The additional common shares that would be issuable for options and warrants outstanding are ignored, as to include them in the calculation of diluted loss per share would be antidilutive.

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended December 31,
	2001	2000

Net loss available to common shareholders.	$474,584	$11,513,158

Weighted average shares-basic and diluted	11,592,198	11,006,507

Net loss per share available to common Shareholders, basic and diluted	$0.04	$1.05

F- 21

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

16.	Loss Per Common Share, continued

The effect of the potentially dilutive securities listed below was not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

	For the Years Ended December 31,

	2001	2000

Shares of common stock issuable under:
Series A Convertible Preferred Stock	2,276,280	2,276,280
Series C Convertible Preferred Stock	1,120,000	1,120,000

Warrants to purchase additional 12,500 and 10,000 shares of common stock with exercise prices of $4.50 and $6.00 per share, respectively, were outstanding during 1999 and were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market prices of the common shares for each of the periods presented.

17.	Stock Transactions

Series A Convertible Preferred Stock and Related Transactions

The Series A Preferred stock provides for a 9% annual dividend of $.90 per share payable quarterly. Dividends accumulate whether or not declared and must be paid prior to any dividend distribution to the holders of Series B Preferred stock or common stock. In any liquidation or dissolution of the Company, the holders of Series A Preferred stock will be entitled to a liquidation preference of $10 per share plus all related accumulated, accrued, and unpaid dividends. Further, if the Company does not pay dividends on the Series A Preferred stock for eight cumulative quarters, the holders of Series A Preferred stock have the right to elect the majority of the Company's Board of Directors. As of December 31, 2000, the Company had not declared dividends for 2 consecutive quarters. In March 2000, the Company declared and paid dividends for three quarters, totaling $416,340.

During 2000, 162,130 Series A Preferred Shares were converted into 291,859 shares of common stock, respectively. The Company’s Reorganization Plan provided for the conversion of the remaining 580,070 shares of Series A Preferred Stock into 2,276,280 shares of the Company’s common stock.

Shares Issued Under Stock Option Plans

During the year ended December 31, 2000 stock options were exercised resulting in the purchase of 350,750 common shares for $689,000. All unexercised options were cancelled in connection with the Company’s Chapter 11 filing.

F- 22

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

17.	Stock Transactions, Continued

Sale of Series C Convertible Preferred Stock

In March 2000, the Company issued 3,000 shares of its Series C Convertible Preferred stock at $1,000 per share. In conjunction with the offering, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $4.65 per share. None of the warrants were exercised and were cancelled as part of the Company’s Reorganization Plan.

During 2000, 200 shares of the Series C Convertible Preferred shares were converted into 208,385 shares of the Company’s common stock. The remaining 2,800 shares were converted into 1,120,000 common shares pursuant to the Company’s Reorganization Plan.

Common Stock Issued in Exchange for Debt

During the years ended December 31, 2000, the Company issued 213,333, respectively, shares of common stock in settlement of $674,128of debt. The fair value of the shares issued equaled the amount of the debts satisfied.

Common Stock Issued Pursuant to Reorganization Plan

In addition to the common shares issued in exchange for the Series A and Series C Preferred Shares, the Company’s Reorganization Plan provided for the issuance of 575,000 common shares to the Liquidating Trust, 1,250,000 common shares to consultants, 120,000 shares to prior management of the Company, and 9,108,000 common shares to a group of the Company’s shareholders who invested $910,800 in the Company.

18.	Contingencies

Former owners of AWT filed a claim against the Company for one million shares of common stock that were cancelled by the Company in relation to the acquisition of AWT. These shares were pending and held in escrow until the completion and certification of AWT’s financial statements for the years ended December 31, 1998 and 1999. The Company cancelled these shares as management believed that AWT failed to disclose all payables, misreported the age of these payables, overstated sales, failed to disclose the lawsuits against the company , AWT (generally relating to collection matters), overstated the company’s earnings, misrepresented the duration of contracts, and understated expenses for equipment repairs and maintenance. The shares are still in escrow and have been treated as outstanding for the years ended December 31, 2001 and 2000, as technical issues related to the cancellation of the shares precluded the Company from formally canceling these shares.

Preferential transfers may be investigated upon the confirmation of the plan to determine whether the transfer/obligation is avoidable on any grounds. As of April 4, 2004, no such preferential treatment has been claimed. Management believes that any outcome of this matter would not have a material effect on the financial statements.

F- 23

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

18.	Contingencies, Continued

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

19.	Subsequent Events

On February 10, 2003, the Fourth Amended Joint Plan of Reorganization dated June 30, 2002, as modified, became effective. The unaudited balance sheet of the Company as of February 10, 2003, is as follows:

000s Omitted

Cash	$20
Advances to So Cal Waste Group	835
Equipment – net	17

Total assets	$872

Current liabilities	$716
Equity	156

Total liabilities and equity	$872

On February 10, 2003, concomitant with the effective date of the Plan of Reorganization, the Company acquired SoCal Waste Group, Inc. (SoCal). The unaudited balance sheet of SoCal is as follows:

000s Omitted

Cash	$114
Accounts receivable	184
Other current assets	3

Total current assets	301

Equipment – net	517
Deposits	370

Total assets	$1,188

Accounts payable and accrued expenses	$67
Other current liabilities	40

Total current liabilities	107

Due to Biomass	835
Notes payable – trailers	423

Total liabilities	1,365

Equity	(177)

Total liabilities and equity	$1,188

F- 24

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2001 and 2000 and For Each Of The Two Years In The Years In The Period Ended December 31, 2001

19.	Subsequent Events, Continued

On July 25, 2003, the Company acquired MDF Transport, Inc. for $400,000; MDF’s net assets (unaudited) amounted to approximately $12,000.

000s Omitted
Accounts receivable	$85
Equipment – net	272
Deposits	2

Total assets	$359

Current liabilities	$100
Long term liabilities	247

Total liabilities	347

Equity	12

Total liabilities and equity	$359

F- 25

Item 8. Changes in and Disagreements with Accountants.

Concurrent with our filing for protection under Chapter 11, our accountant, Kelly and Company, resigned. We engaged Abrams and Company as our accountants in February 2003. There were no disagreements with our prior accountants required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors.

Audit Committee and Financial Expert. Because our Board of Director currently consists of only three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

Code of Ethics. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

The following table sets forth information regarding our executive officers and directors as well as other key members of our management.

Name	Age	Position

J. Peter Gyben	47	Chief Executive Officer, Chief Financial Officer

Jacques Genicot	57	Director

John Pivovaroff	45	General Manager

Dale Paisley	62	Director

The officers and directors during 2000 served in their capacities until the effective date of our Reorganization Plan, which was February 10, 2003. The Reorganization Plan provided for these officers and directors to terminate their relationship on that date and for new officers and directors to be installed. The following are our officers and directors after the effective date of our Reorganization Plan.

J. Peter Gyben, Chief Executive Officer and Chief Financial Officer

Mr. Gyben earned his undergraduate degree at California State University, Fullerton and his law degree, cum laude¸ from the University of San Diego School of Law. Admitted to the State Bar of California in 1980, Mr. Gyben has practiced in Orange County since 1982, specializing in complex business litigation.

Mr. Gyben’s practice areas include real property, corporate, partnership, employment, and business litigation; and he appears regularly in both State and Federal courts. Mr. Gyben has extensive experience in business and real property litigation. His trial experience includes over 40 trials, including 15 jury trials, as well as many arbitrations – the number of which Mr. Gyben has blocked from memory.

Jacques Genicot, Secretary and Director

Mr. Genicot was a marketing executive for San Diego based AVS Corporation, one of the largest distributors of surveillance and security equipment in the U.S. from 1998 to 2002. Most of Mr. Genicot’s career was in international corporate banking, commencing with Citibank in Brussels and then Paris, where he was a manager. Mr. Genicot was General Manager and Director of CIBC and also managed the Nantes, France office of Natwest Bank (UK). He has been a member of the Treasury Management Association since 1993. Mr. Genicot received his MBA from USIU in San Diego. He was retired from 1995 until 2000 when he joined AVS Corporation as Director of Marketing. He once again retired in 2002. He joined the USA Biomass Corporation Board of Directors on February 10, 2003.

Dale Paisley, Director

Mr. Paisley was a partner in the international accounting firm of Coopers & Lybrand (now Price Waterhouse Coopers) . For the past five years he has been a consultant to several public companies. He has provided financial reporting and acquisition services to his clients. Since November 2002 he has been the president of SoCal Waste Group, Inc. and since February 10, 2003 until December 15, 2003, was the Chief Executive and Chief Financial Officer of USA Biomass Corporation.

John Pivovaroff, General Manager

Mr. Pivovaroff has over 25 years experience in the solid waste transportation industry. Prior to 1998, he was Chief Financial Officer of HBJJ, a family owned waste company. He was responsible for all aspects of finance and administration of this company, of which his father was the president. In 1998, HBJJ was acquired by USA Waste (now Waste Management). He remained with Waste Management after the acquisition to assist in the integration of the two companies. Mr. Pivovaroff managed the largest transfer station in California for Waste Management through early 2002. After leaving Waste Management, he assisted, on a consulting basis, the Founders Group in preparing to manage our operations after the Reorganization Plan became effective. John managed the business of SoCal Waste Group, Inc. from November 10, 2002 until the effective date of our Reorganization Plan, February 10, 2003. From February 10, 2003 John has been responsible for all of our day to day operations.

Relationships

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us for the year ended payable to our President and our other executive officers during the year ending December 31, 2000. Pursuant to our Reorganization Plan, these individuals resigned as officers and directors on the effective date of our Reorganization Plan. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)

Lance B. Jones, Chief Executive Officer, Chairman	2001	129,230	None	6,000	None	None	None	None

Eugene Tidgewell, Chief Financial Officer, Director	2001	120,611	None	12,000	None	None	None	None

Lance B. Jones, Chief Executive Officer, Chairman	2000	103,380	None	None	None	None	None	None

Eugene Tidgewell, Chief Financial Officer, Director	2000	110,769	None	12,000	None	None	None	None

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We have entered into a five year “Loan Out Agreement” for the services of John Pivovaroff, our General Manager. This agreement provides for monthly compensation of $17,500 against 30% of gross profit as defined. This agreement runs through 2008. In connection with our acquisition of MDF Transport, Inc. in July 2003, we entered into 5 year employment agreements with Moises Filatoff and Daniel Filatoff. These agreements provide for annual compensation of $75,000 each and 5% of the increase in MDF pretax profits.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. There are no beneficial owners of 5% or more of our issued and outstanding common stock.

Security Ownership by Management. The following table specifies the number of shares of common stock owned by our officers and directors.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Owner	Percent of Class

Common Stock	Dale Paisley	250,000
Common Stock	Jacques Genicot
Common Stock		All directors and named executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Conflicts Related to Other Business Activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Dale Paisley is engaged in his capacities on a part time basis. He provides currently services to several other companies. None of the other companies to which he provides services is a competitor of USA Biomass Corporation, nor are they customers or suppliers to USA Biomass Corporation.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions. There have been no related party transactions, except for the following:
John Pivovaroff provided financing for 10 trailers that we acquired. The loan from Mr. Pivovaroff had an original principle of $462,462.50, bears interest at 12% per year and is payable in 60 monthly payments of principal and interest. The loan is collateralized by the 10 trailers acquired with the proceeds of this loan.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:
•	disclose such transactions in prospectus where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors’ consent; and
•	obtain shareholder consent where required.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1	Articles of Incorporation*

3.2	Certificate of Amendment to Articles of Incorporation*

3.3	Bylaws*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

*	Included in the registration statement on Form 10KSB filed in a prior year

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the period covered by this annual report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this filing, our principal auditors have billed us approximately $178,000 for the audit of the financial statements for the years ended December 31, 2000, 2001, and 2002.

AUDIT-RELATED FEES

TAX FEES

For the fiscal years ended December 31, 2002, 2001, and 2000 our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2002 , 2001 and 200-0.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Orange, California, on May 4, 2004
USA Biomass Corporation
a Delaware corporation

By /s/ J. Peter Gyben

Its: principal executive officer president and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: ___/s/ J. Peter Gyben_____________________________________
J. Peter Gyben
Its: principal executive officer president and a director

By:  ___/s/ J. Peter Gyben_____________________________________
J. Peter Gyben
Its: secretary, treasurer and a director