Form 10KSB
period 2002-12-31
USA BIOMASS CORP
filed 2004-05-06
CIK 831002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
State issuer's revenues for 2002, its most recent audited fiscal year. $6,278,457
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2000, the aggregate market value was approximately $6,381,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court Yes No

As of December 31, 2002, there were 11,593,983 shares of the issuer's $0.002 par value common stock issued and outstanding.

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

MDF Transport, Inc., our wholly-owned subsidiary acquired in July 2003, provides green waste transport services from Southern California to several “waste to energy” electric energy generating plants in the San Joaquin Valley of Central California. MDF delivers recycled agricultural by-products, such as almond hulls, from the San Joaquin Valley to Southern California, where they are used as a cattle feed component for the large dairy industry.

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

Item 2. Description of Property.

Property held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2002

Cash and equivalents	$78,000

Property and equipment, net	$3,677,625

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. At March 31, 2004 we do not own any interests in real estate. All of our property at December 31, 2002 was either returned to the secured creditor, lessor, or transferred to the Liquidating Trust. We currently own transportation equipment with a net book value of $880,490 at March 31, 2004. We also lease transportation equipment under capital leases with a net book value of $1,420,733 at March 31, 2004. We do not own any inventory. At March 31, 2004 we operated our business out of two leased properties in Orange, California. Our transportation yard is located at 222 East Bristol Lane, Orange, California. Our current facilities are made up of a six acre parcel which we lease through 2006 for $8,000 a month. We have on this site a rented mobile office structure, used for dispatch activities, for $579 a month. Our administrative offices are at 1912 North Batavia, Unit C, Orange, California. This site is 888 square feet which we lease through May 31, 2004 for $700 per month.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

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

We are authorized to issue 50 million shares of $0.002 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 11,593,983 shares of our common stock were issued and outstanding. The Reorganization Plan provides for the Series A Preferred Shares to be converted into common shares at the rate of 4 shares of common stock for each Series A Preferred Share, for a total of 2,276,280 common shares. The Reorganization Plan also provides for the Series C Preferred Shares to be converted in common shares at the rate of 400 common shares for each Series C Preferred Share, for a total of 1,120,000 common shares.

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

Set forth below are the high and low bid prices of our Common Stock in each quarter of 2001 and 2002. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Stock Prices

	High	Low

FISCAL 2002
First quarter	0.26	0.06
Second quarter	0.24	0.13
Third quarter	0.25	0.14
Fourth quarter	0.25	0.15
FISCAL 2001
First quarter	0.06	0.05
Second quarter	0.06	0.05
Third quarter	0.06	0.05
Fourth quarter	0.06	0.05

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

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources.

The Company’s overall financial condition as of December 31, 2002 as compared to the the period preceding the filing for protection under Chapter 11 of the Federal Bankruptcy Act has changed significantly, principally due to our current obligations exceeded our cash resources by more than $3 million. In December 2000 our company filed for protection under Chapter 11 of the Federal Bankruptcy Act. This liquidity crisis resulted in our filing for protection under Chapter 11 of the Federal Bankruptcy Act, in United States Bankruptcy Court, Central District of California, Los Angeles Division, case # LA00-44126ES. This provided the flexibility to develop a plan to address our liquidity crisis.

Our liabilities as of December 31, 2002 amounted to $3,317,513 not subject to compromise, and $12,140,164 subject to compromise. Our current assets were $85,970. Our Reorganization Plan, which became effective February 10, 2003, provided for the transfer of substantially all of our assets and liabilities to a Liquidating Trust for the benefit of our creditors.

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

Revenues.

Our revenue in 2002 decreased $5,519,181 (47%) to $6,278,457 from $11,797,638 in 2001. This decrease resulted from our exit from our greenwaste processing activities, the cancellation of two of our contracts with Waste Management, and the transfer of our final contract with Waste Management to SoCal Waste Group, Inc. in November 2002.

Our revenue in 2001 increased $2,774,482 (31%) to $11,797,638 from $9,023,156 in 2000. This increase resulted from a full years revenue on contracts started in 2000 and revenue from contracts obtained in 2001. We realized no increases in prices during 2001.

Operating Expenses.

Our cost of revenue increased as a percentage of revenue (a decrease of $3,738,945 of cost of revenue) to $6,081,699 (97% of revenue) in 2002 from $9,820,644 ((83% of revenue) in 2001. General and administrative expenses decreased $230,683 to $1,327,419 (21% of revenue) in 2002 compared to $1,558,102 (13% of revenue) in 2001. This increase is a result of costs relating to the cancellation of all of our operations during 2002.

Our cost of revenue increased $1,615,705 to $9,787,062 (83% of revenue) in 2001 from 8,171,357 ((91% of revenue) in 2000.This increase is consistent with the growth of our revenue from 2000 to 2001. General and administrative expenses decreased $754,852 to $1,558,102(13% of revenue) in 2001 compared to $2,312,954 (26% of revenue) in 2000. This decrease is a result of costs incurred during 2000 not recurring in 2001, including professional fees of $341,662 related to the spin off of AMCOR Financial Corp. and our Chapter 11 filing. In addition, bad debts increased $215,602 in 2000 resulting from a receivable of $115,500 for the exercise of stock options that was not recoverable and $100,000 due from affiliates that were not collected due to the affiliates filing of Chapter 11 and their subsequent liquidation.

Results of Operations.

Our net loss increased $2,726,534 to $3,201,118 in 2002 compared to $474,584 in 2001. This increase is due primarily due to professional fees of $1,223,471, due to the bankruptcy legal fees, as well as through the reduction of revenues as described in the revenues section above.

Our net loss decreased $11,038,574 to $474,584 in 2001 compared to $11,513,158 in 2000. This decrease is due primarily to write offs in 2000 related to the Chapter 11 filing.

There were no off Balance Sheet arrangements.

Our Plan of Operation for the Next Twelve Months.

The protection afforded by Chapter 11 enabled us to develop a plan which, when it became effective on February 10, 2003, allowed USA Biomass Corporation to satisfy our obligations, and together with the equity raised in 2003, provides a stable basis from which to proceed.

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

USA Biomass Corporation

Index to the Consolidated Financial Statements
As of December 31, 2002 and
For Each of the Two Years in the Period Ended December 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
USA Biomass Corporation and Subsidiaries

We have audited the accompanying balance sheets of USA Biomass Corporation and Subsidiaries for the year ended December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of USA Biomass Corporation and subsidiaries for each of the two years in the periods ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On December 8 2000 the Company filed a petition under the United States Bankruptcy Code Chapter 11. As discussed in Note 3, as of December 31, 2002 the Company has a deficiency in working capital of $3,231,543, a deficiency in assets of $11,694,082 and has incurred continuous losses from operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Abrams & Company
Melville, New York
April 4, 2003

USA Biomass Corporation
Balance Sheet
December 31, 2002

ASSETS - COLLATERALIZED
Current assets:
Cash and equivalents	$78,000
Accounts receivable	7,970
Accounts receivable Pre Petition	-
Receivables from Affiliated Companies	-
Prepaid insurance	-
Other current assets	-

Total current assets	85,970
Property and equipment, net of accumulated depreciation of $1,166,240	3,677,625

Total assets	$3,763,595

LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$2,304,419
Payroll and payroll taxes payable	992450
Other accruals	20,644

Total current liabilities	3,317,513

Liabilities subject to compromise:
Accounts payable	946,470
Other accruals	21,000
Lines of credit	618,746
Amounts due to related party	1,195,657
Liabilities in excess of assets of discontinued operations	4,344,288
Notes payable - other	3,219,692
Capitalized lease obligations	564,119
Accrued interest	1,230,192

Total liabilities	15,457,677

Commitments and contingencies

Shareholders' deficiency in assets:
Preferred Stock (2,000,000 shares authorized) :
Series A, 9% Convertible Preferred Stock, $0.01 par value;
cumulative nonvoting; $5,800,700 aggregate liquidation
preference at December 31, 2001; 812,500 shares authorized,
569,070 shares issued and outstanding as of December 31, 2002	5,691
Series C, 6% Convertible Preferred Stock, $0.01 par value;
cumulative nonvoting; 3,000 shares authorized, 2,800 shares
issued and outstanding at December 31, 2002.	28
Common stock, $0.002 par value; 25,000,000 shares authorized;
11,593,983 issued and outstanding at December 31, 2002	23,188
Additional paid-in capital	31,989,851
Accumulated deficit	(43,594,501)
Notes receivable on common stock
Treasury stock, 24,250 common shares at cost	(118,339)

Total shareholders' deficiency in asset	(11,694,082)

Total liabilities and deficiency in asset	3,763,595

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-2

USA Biomass Corporation
Consolidated Statements of Operations
For Each of Two Years in the Period Ended December 31, 2002
	For the Years Ended December 31,
	2002	2001
Revenues	$6,278,457	$11,797,638

Cost of revenues	6,081,699	9,787,062

Gross margin	196,758	2,010,576

General and administrative expenses	1,327,419	1,558,102

Operating profit (loss)	(1,130,661)	452,474

Interest expense, net	1,015,264	1,112,408

Operating profit (loss) before reorganization items	(2,145,925)	(659,934)

Reorganization items:
Professional fees	1,223,471	802,914
Reduction of obligations not claimed by vendors	-	(441,290)
Gain on exchange of debt for collateralized assets	-	(546,974)
Gain on transfer of contract	(168,278)

Net profit (loss)	$(3,201,118)	$(474,584)

Net loss per common share, basic and diluted	$0.28	$0.04

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-3

USA Biomass Corporation
Consolidated Statements of Deficiency in Assets
For Each of the Two Years in the Period Ended December 31, 2002

									Common	Notes
	Series A		Series C				Additional		Stock	Receivable
	Preferred		Preferred		Common		Paid-In	Accumulated	Held In	on Common
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Treasury	Stock	Total

Balance, December 31, 2000	580,070	$5,801	2,800	$28	11,574,183	$23,148	$31,989,780	$(39,918,800)	$(118,339)	$-	$(8,018,382)

Conversion of Series A Convertible Preferred shares to common shares	(11,000)	(110)	-	-	19,800	40	70	-	-	-	-
Net loss	-	-	-	-	-	-	-	(474,584)	-	-	(474,584)

Balance, December 31, 2001	569,070	5,691	2,800	28	11,593,983	23,188	31,989,850	(40,393,384)	(118,339)	-	(8,492,966)
Net loss	-	-	-	-	-	-	-	(3,201,118)	-	-	(3,201,118)

Balance, December 31, 2002	569,070	$5,691	2,800	$28	11,593,983	$23,188	$31,989,850	$(43,594,502)	$(118,339)	-	$(11,694,084)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-4

USA Biomass Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002
	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

Cash flows from operating activities:
Net loss	$(3,201,118)	$(474,584)
Deduct loss from discontinued operations	-	-

Net loss from continuing operations	(3,201,118)	(474,584)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	455,532	929,584
Write off of uncollectible receivables	329,485	49,257
Reduction of obligations not claimed by vendor	-	(441,290)
Gain on exchange of debt for collateralized assets	-	(546,974)
Reorganization costs:
Loss on disposal of equipment	(30,812)	-
Gain on transfer of contract	168,278	1,678,942
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	830,824	(149,261)
Decrease (increase) Due from American Wastse Transport	49,755	281,392
Decrease (increase) in Prepaid insurance	299,540	(77,296)
Decrease (increase) in Other assets	76,948	(60,552)
Increase (decrease) in Accounts payable and accrued expenses	1,112,337	1,059,591
Increase (decrease) in Payables to affiliates	96,591	88,736
Decrease (increase) in Payroll and payroll taxes payable	(101,233)	(63,058)
Increase (decrease) in Liabilities in excess of discontinued operations	353,407	-
Increase (decrease) in Accrued interest payable	236,251	12,607
Increase (decrease) in Other accrued liabilities	2,306	3,078
(Increase) decrease in liabilities suject to compromise		363,670

Net cash provided by (used in) operating activities of continuing operations	678,091	2,653,842

Cash provided by (used in) operating activities	678,091	2,653,842

The accompanying notes are an integral part of the consolidated financial statements.
F-5

USA Biomass Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002
	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	-	$(137,672)
Proceeds from sales of property and equipment	-

Net cash provided by (used in) investing activities of continuing operations	-	(137,672)
Cash used in acquisition of American Waste Transport	-	-

Cash used in investing activities	-	(137,672)

Cash flows provided by (used in) financing activities:
Repayment of bank of credit	(1,254)	-
Repayment of notes and loans	(796,234)	(602,570)
Repayment of capital lease obligations	(16,928)	(1,762,692)

Net cash used in financing activities of continuing operations	(814,416)	(2,365,262)

Net increase (decrease) in cash	(136,325)	150,908
Cash and equivalents at beginning of period	214,325	63,417

Cash and equivalents at end of period	$78,000	$214,325

Supplemental Non-Cash transactions
Non-cash investing aactivities:
2002 Returned of fixed assets, net	$30,812	-

Non-cash financing activities:
2001 Reduction in fixed assets in exchange for extinguishment of debt	-	$1,678,942

Supplemental disclosures:	$445,288	$854,315
Interest paid	Nominal	Nominal
Income taxes paid

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
F-6

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

1.	Petition for Relief under Chapter 11

On December 13, 2000, USA Biomass Corporation (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continued business operations as Debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as “Liabilities subject to compromise.” Additional claims (liabilities subject to compromise) arose subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and equipment obligations.

During 2002 the Company ceased its green waste processing activities. It received no consideration for these operations or the assets used in these activities. Also in 2002 the Company cancelled two of its waste transportation contracts with Waste Management Corporation, and in November 2002, as it was unable to keep its liability insurance in place, transferred its remaining waste transportation contract to SoCal Waste Group, Inc.

On February 10, 2003 the Company’s Reorganization Plan became effective. The Reorganization Plan provides for substantially all of the Company’s assets and liabilities be transferred to a Liquidating Trust for the benefit of the Company’s creditors. The Company retained certain office equipment and an obligation to the IRS of $491,515 payable in monthly installments over 5 years with interest at 5% per year. On February 10, 2003 SoCal Waste Group, Inc. became a wholly owned subsidiary of the Company.

2.	Description of the Company's Business

The operations of USA Biomass Corporation (the "Company"), a Delaware corporation, consist of clean green waste processing ("biomass"), and waste transportation. These activities take place exclusively in Southern California.

During the year ended August 31, 1998, the Company commenced its biomass operations, and in December 1998, the Company's Board of Directors adopted a plan to discontinue its agribusiness and real estate activities (Note 4). After a one year period, the Company had completed a majority of the steps necessary to transition from its historical activities to its current business activities, although this has resulted in the recognition of significant losses in 1998 and 1999. During 1999 the majority of the assets of discontinued operations were transferred to AMCOR Financial Corp., a wholly owned subsidiary. In January 2000 the shares of AMCOR Financial Corp. were distributed to the Company’s shareholders in a spin off transaction. The balance of the real estate and agribusiness assets were transferred to the USA Biomass Liquidating Trust as part of the Company’s Reorganization Plan which became effective February 10, 2003.

F- 7

3.	Summary of Significant Accounting Policies

Critical Accounting Policy and Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect these reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, both from continuing and discontinued operations, and related to the Chapter 11 filing, which are not readily apparent from other sources. These 4 accounting policies are described in the notes to these financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of USA Biomass Corporation and its subsidiaries. USA Waste Transport, USA Biomass-Greenwaste, Inc. and TransPacific Environmental Inc., which have no operations or assets and which were liquidated as part of the Company’s reorganization under Chapter 11.

American Waste Transport (AWT) was acquired in March 2000. However, AWT also filed for Chapter 11 bankruptcy protection at the same time as the Company in December 2000 and was liquidated in 2002. Consequently, AWT is accounted for on the equity method as control is considered temporary. As a result of filing bankruptcy the Company wrote off all its investments in its subsidiaries as it was believed that no amounts would be recoverable from these investments. Sun Goddess Farms, Inc., AMCOR Properties, Inc., Las Palomas Country Club Estates, LLC (99% owned) and AMCOR Builders, LLC (99% owned) are discontinued operations which were spun off to AMCOR Financial Corp. in the form of a stock dividend in January 2000. All significant intercompany transactions have been eliminated.

Assets of discontinued operations are recorded at their estimated net realizable value.

Revenue Recognition

Revenues are recognized on the accrual method at the time the related services are performed.

F-8

3.	Summary of Significant Accounting Policies, continued

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

Accounts Receivable and Credit Risk

The Company grants credit to customers substantially all of who are in the waste industry. The Company performs credit evaluations of its customers and, generally, requires no collateral. The Company's ability to generate revenues and collect amounts due from customers is affected by economic fluctuations in the waste industry.

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

F-9

3.	Summary of Significant Accounting Policies, continued

Long Lived Assets, continued

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

The Company continues to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees as permitted by SFAS No. 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant.

New Accounting Pronouncements

Costs Associated With Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. The implementation of this Standard is not expected to have any effect on the Company’s financial statements.

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

3.	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, Continued

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS No. 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. In connection with the adoption of this standard, the Company’s unamortized goodwill balance will no longer be amortized over its estimated useful life; rather, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

F- 10

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

3.	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, Continued

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business prescribed in APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed of: one under SFAS No. 121 and the other under APB-30. As a result, the FASB decided to establish a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale. Also, SFAS No. 144 further clarifies the provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years; early application is encouraged. The Company adopted SFAS No. 144 effective January 1, 2002. The effect of adopting this Statement is not expected to have a material effect on the Company’s financial position or results of operations as all impairment reductions were recorded in 2000.

4.	Discontinued Operations

On December 22, 1998, the Company adopted a plan to dispose of its agribusiness and real estate operations. In October 1999, the Company transferred substantially all of its remaining real estate assets and related liabilities to AMCOR Financial Corp. ("AFC"), a then wholly owned subsidiary. In January 2000, the Company distributed to its common and preferred shareholders all of its AFC common shares. Through December 1, 1999, the Company had recognized estimated losses on disposition and estimated operating losses through the estimated date of disposition of discontinued operations of $7,452,029 due in part to asset sales at less than expected amounts and diminished appraised values resulting from slower than expected sales.

5.	Amounts Due to Affiliates

Amounts due to/due from affiliates relate to the activities of a partnership, Enterprise Packing Company ("EPC"), the partners of which are two former officers who are also shareholders and former directors of the Company. The amount due from the partnership represents the net of advances to and other transactions with one of the former officers and directors. The balance due was transferred to the Liquidating Trust in February 2003.

6.	Property and Equipment

Property and equipment at December 31, 2002 consists of the following:

2002

Vehicles and equipment	$2,449,180
Office furniture and equipment	94,697
Buildings	472,348
Land	1827,640
4,843,865
Less: accumulated amortization and depreciation	(1,166,240)
Total property and equipment, net	$3,677,625

The following is an analysis of property held under capital leases (included in the preceding summaries) with related accumulated depreciation, depreciation expense, and the total depreciation expense at December 31, 2002.

2002

Vehicles and equipment	$23,656
Accumulated depreciation	(15,179)

Total	8,477

Capitalized lease depreciation expense	4,731

Total property, equipment and capital lease depreciation	$455,532

7.	Accounts Payable

Accounts payable and accrued expense not subject to compromise consist of the following:

	2002	2001

Accounts payable	$2,224,923	$1,156,512
Heavy vehicle tax	52,467	--
Property taxes	27,029	35,570

Total accounts payable and accrued expenses	$2,304,419	$1,192,082

F- 11

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

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

Amounts due to related party consist of the following:

	2001	2001

Notes payable to partners of EPC	$633,092	$633,092
Additional payables to EPC	259,000	259,000
Accrued interest	303,565	206,974

Total due to related party	$1,195,657	$1,099,066

9.	Lines of Credit

Subject to Compromise

Lines of credit at December 31, 2002 consist of the following:

2002

Borrowing under a $650,000 line of credit with a bank, interest at prime plus 1.50%. The weighted average interest rates on borrowings outstanding were 9.49% for the year ended December 31, 2002, collateralized by all assets of the Company, and due June 30, 2000	$618,746

Total	618,746
Less: current portion	(618,746)

Total non-current	--

F- 12

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

10.	Liabilities in Excess of Assets of Discontinued Operation

Liabilities in excess of assets of discontinued operations consist of the following:

	2002	2001

Bank notes payable – nominal interest rates ranging from 8.75% to 9.50%	$2,738,110	$2,738,110
Financing notes payable – nominal interest rates of 9.50%	607,843	607,843
Due to managed limited partnerships	584,292	584,292
Accrued interest	1,016,068	662,661

	4,946,313	4,592,906
Less: property at estimated value	602,025	602,025

Liabilities in excess of assets of discontinued operations	$4,344,288	$3.990,881

11.	Notes Payable

Notes Payable Subject to Compromise:

Notes payable subject to compromise at December 31, 2002 consist of the following:

2002

Note payable, collateralized by Company's Bell Gardens facility, with interest at Wall Street Journal Prime plus 1% per annum, (8.5% at December 31,2001) .The note is due in December 2003, with monthly principal payments of $8,098	$673,591

Notes payable, collateralized by equipment with interest ranging from 8% to 18.7% per annum. Maturity dates to June 2004	2,546,101

Total due to third parties –collateralized	3,219,692
Less: current	-

Total noncurrent due to third parties	$3,219,692

In December 2000 the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Fourth Amended Plan for Reorganization was confirmed in November 2002, and became effective on February 10, 2003. The Reorganization Plan provides for substantially all of the Company’s assets and liabilities to be transferred to a Liquidating Trust for the benefit of the creditors.

F- 13

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

8.	Obligations Under Capital Leases

Subject to Compromise

The Company leases vehicles and equipment under long-term noncancellable capital leases. Obligations under capital leases at December 31, 2002 consist of the following:

2002

Capital leases with interest ranging from 9.1% to 12.62% per annum, with monthly principal and interest payments ranging from $924 to $5,564, which aggregate $11,367. Maturity dates range from August 2000 to June 2001	$175,938

Capital leases with interest ranging from 7.60% to 8.50% per annum, monthly principal and interest payments ranging from $394 to $488, aggregate $1,596. Maturity dates range from September to November 2004	43,511

Capital leases with interest ranging from 7.8% to 17% per annum, with monthly principal and interest payments ranging from $1,040 to $6,691, which aggregate $10,989. Maturity dates range from February 2001 to March 2003	341,671

Total obligations under capital leases	$564,119

F- 14

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

9.	Income Taxes

The components of the provision for income taxes are as follows:

For the Year Ended December 31, 2002

Current tax expense (benefit) :
Federal	$(1,185,000)
State	(283,000)

Total provision (benefit)	$(1,468,000)

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2002 follows:

For the Year
Ended December 31,
2002

Deferred income tax assets:
Depreciation	$42,400
Net operating loss carry forward	15,732,200
Nondeductible write-downs related to discontinued operations	283,000
Other	7,000

Total deferred income tax assets	16,064,600
Valuation allowance	(15,654,700)

Net deferred income tax asset	$409,900

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

The valuation allowances increased $1,468,000 for the years ended December 31, 2002.

Reconciliation of the effective tax rate to the U .S. federal statutory income tax rate is as follows:

F- 15

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

9.	Income Taxes, continued

For the Years
Ended December 31,
2002

U.S. federal statutory income tax rate	(34.0)%
State tax provision	19.3
Change in valuation allowance	14.7

Effective income tax rate	0.0%

The Company has federal net operating loss carry forwards of $15,732,200. The federal net operating loss carry forwards will begin to expire by 2009.

10.	Commitments

Rent expense from operating leases was $100,316 for the year ended December 31, 2002.

11.	Concentrations

Cash Balances

The Company maintained cash balances in bank accounts which did not exceed federally insured limits at December 31, 2002.

Customers

During the years ended December 31, 2002 a single customer accounted for 30% of total revenue. This revenue is realized under contracts that have initial terms of 5 years with renewal options up to 10 years. This customer accounted for 4%of the total accounts receivable balance at December 31, 2002. Two other customers had an accounts receivable balance that exceeded 10%.

Fuel

During the years ended December 31, 2002, the Company purchased 99% of its fuel from one entity. In all of its transportation contracts, the Company has terms that provide for direct increases or decreases in the hauling rate based upon extraordinary increases or decreases in their cost of fuel.

12.	Disclosures about Fair Values of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company's December 31, 2002 balance sheet have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

13.	Loss per Common Share

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

The computations of basic and diluted loss per common share are as follows:

For the Years
Ended December 31,
2002

Net loss available to common shareholders.	$3,201,118

Weighted average shares-basic and diluted	11,593,983

Net loss per share available to common Shareholders, basic and diluted	$0.28

F- 16

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

13.	Loss Per Common Share, continued

The effect of the potentially dilutive securities listed below was not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

For the Years
Ended December 31,
2002

Shares of common stock issuable under:
Series A Convertible Preferred Stock	2,276,280
Series C Convertible Preferred Stock	1,120,000

14.	Stock Transactions

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

F- 17

USA Biomass Corporation Notes to the Consolidated Financial Statements As of December 31, 2002 and For Each Of The Two Years In The Years In The Period Ended December 31, 2002

14.	Stock Transactions, Continued

Common Stock Issued Pursuant to Reorganization Plan

In addition to the common shares issued in exchange for the Series A and Series C Preferred Shares, the Company’s Reorganization Plan provided for the issuance of 575,000 common shares to the Liquidating Trust, 1,250,000 common shares to consultants, 120,000 shares to prior management of the Company, and 9,108,000 common shares to a group of the Company’s shareholders who invested $910,800 into the Company.

15.	Management’s Plan

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

F- 19

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectus where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors’ consent; and
•	obtain shareholder consent where required.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1	Articles of Incorporation*

3.2	Certificate of Amendment to Articles of Incorporation*

3.3	Bylaws*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer of the Company

32.1	Section 906 Certification by Chief Executive Officer/Chief Financial Officer of the Company

3.1.1	Amendment to the Articles of Incorporation

2	Plan of reorganization

4.1	Resolution regarding Designation of Preferred Stock

*	Included in the registration statements filed previously

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the period covered by this annual report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this filing, our principal auditors have billed us approximately $178,000 for the audit of the financial statements for the years ended December 31, 2000, 2001, and 2002.

AUDIT-RELATED FEES

TAX FEES

For the fiscal years ended December 31, 2003 and December 31, 2000, 2001 and 2002 our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2000, 2001, and 2002.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Orange, California, on May 4, 2004.

USA Biomass Corporation
a Delaware corporation

/s/ J. Peter Gybern
By J. Peter Gyben

Its: principal executive officer president and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ J. Peter Gyben
By: ________________________________________
J. Peter Gyben
Its: principal executive officer president and a director

By: ________________________________________
J. Peter Gyben
Its: secretary, treasurer and a director

CERTIFICATIONS
I, J. Peter Gyben, certify that:
1. I have reviewed this annual report on Form 10-KSB of USA BIOMASS CORPORATION;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the small business owner and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information related to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for eternal purposes in accordance with generally accepted accounting principles.

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal year (the small business issuer’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting: and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely affect the small business issuer’s ability to record, process, summarize and report financial data and

b)	b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: _________________
_______________________________________
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Biomass Corporation, a Delaware corporation (the "Company") on Form 10-KSB for the year ending December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Dale Paisley, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to ______________, and will be retained by _________________ and furnished to the Securities and Exchange Commission or its staff upon request.

Date: _________________
_______________________________________
J. Peter Gyben

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of _USA BIOMASS CORPORATION a Delaware corporation (the "Company") on Form 10-KSB for the year ending December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), J Peter Gyben, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to ________________, and will be retained by _________________ and furnished to the Securities and Exchange Commission or its staff upon request.

Date: _________________
_______________________________________
J. Peter Gyben

Chief Financial Officer